Form 10-K
period 2020-12-31
HARVEST HEALTH & RECREATION INC.
filed 2021-03-30
CIK 1760439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number 000-56224

HARVEST HEALTH & RECREATION INC.

(Exact name of Registrant as specified in its Charter)

British Columbia	84-3264202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1155 W. Rio Salado Parkway Suite 201 Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 494-2261

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Securities registered pursuant to Section 12(g) of the Act:

Subordinate Voting Shares

Multiple Voting Shares

Super Voting Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

The aggregate market value of the Subordinate Voting Shares, Multiple Voting Shares and Super Voting Shares (on an as converted basis, based on the closing price of these shares on the Canadian Stock Exchange) on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $214.6 million.

As of March 24, 2021, there were 242,936,531 shares of the registrant’s Subordinate Voting Shares, 1,642,065 shares of the registrant’s Multiple Voting Shares, and 2,000,000 of the registrant’s Super Voting Shares issued and outstanding.

i

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains statements that we believe are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this Annual Report on Form 10-K regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward- looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the United States Securities and Exchange Commission (the “SEC”) or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These include, but are not limited, to the risks described under the heading “Risk Factor Summary” and in Item 1A—“Risk Factors” in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-K, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Annual Report on Form 10-K.

Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:

•	Actions taken against us by the U.S. federal government for participation in the cannabis industry, as marijuana remains illegal under U.S. federal law.
•	Changes in the regulation of the cannabis industry at the U.S. federal, state, or local level.
•	Increased or heightened scrutiny by United States and Canadian authorities due to the industry in which we operate.
•	The uncertain application of laws and regulations that impact our operations owing to the legal status of cannabis.
•	Our ability to fully comply with applicable regulatory requirements in the jurisdictions where we carry on our business.
•	The results of future clinical research may be unfavorable to cannabis which may have a material adverse effect on the demand for our products.
•

The accuracy of various articles, reports and studies that support our beliefs regarding the medical benefits, viability, safety, efficacy and dosing of cannabis, and the impact of such reports on consumer perceptions.

•	Inconsistent public opinion and perception of the medical and adult-use use cannabis industry hinders market growth and state adoption.
•	The expansion of our cultivation facilities to support product sales in retail and wholesale channels.
•	Our continued success in improving product yield in our current and future growing facilities.
•

Our financial statements have been prepared on the going concern basis and we have incurred net losses in each of our past three fiscal years, we cannot provide assurance as to when, or if, we will become profitable.

•	Our ability to acquire anticipated needed additional financing to operate our business and difficulties we may face in acquiring additional financing on terms acceptable to us or at all.

•

Our ability to successfully integrate acquired businesses and personnel and exercise sufficient control to direct their operations. Our subsidiaries may not be able to obtain necessary permits and authorizations.

•

Disparate state-by-state regulatory landscapes and the constraints related to holding cannabis licenses in various states results in operational and legal structures for realizing the benefit from cannabis licenses that could result in materially detrimental consequences to us.

•	Security risks related to our physical facilities and cash transfers.
•	Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance of and demand for our products.
•	Our business is subject to the risks inherent in agricultural operations.
•	Cyberattacks, data or privacy breaches or technological malfunctions could undermine or inhibit our operations and expose us to losses, reputational harm, and liabilities.
•	Our insurance coverage may not cover all potential risks associated with our operations.
•	The inability of third-party suppliers to produce and ship certain products and orders in a timely manner, or at all.
•	We are dependent on key inputs, suppliers and skilled labor for the cultivation, extraction and production of cannabis products.
•	Our ability to attract and retain key personnel.
•	The outcome of any material litigation or regulatory proceedings in which we are, or may, be involved.
•	Difficulty protecting our intellectual property and enforcing claims related to our brands, trademarks, trade names, and proprietary processes.
•	Changes in Canadian or United States tax laws.
•	Our ability to raise further capital as the market price for our publicly traded shares is volatile, and our voting control is concentrated.
•	Unfavorable coverage by securities or industry analysts.
•	Currency fluctuations in the U.S. dollar relative to the Canadian dollar.
•

The effects of the weather, natural disasters, and health pandemics, including the novel coronavirus (COVID-19), on customer demand, our supply chain as well as our consolidated results of operation, financial position and cash flows.

•

Impacts related to the COVID-19 pandemic, including, consumer demand volatility, supply chain disruptions, retail and manufacturing disruptions or mandated closures, and regulatory delays, among others.

All such factors are difficult to predict accurately and are generally beyond the direct control of the registrant. Readers are urged to use care and consider the risks, uncertainties and other factors that could affect the registrant’s business as described in this Annual Report on Form 10-K.

Use of Names

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company” or “Harvest” refer to Harvest Health & Recreation Inc. together with its wholly owned subsidiaries.

Currency

Unless otherwise indicated, all references to “$” or “US$” in this Annual Report on Form 10-K refer to United States dollars, and all references to “C$” refer to Canadian dollars.

Risk Factor Summary

Investing in our securities involves risks. You should carefully consider the risks described in Item 1A—“Risk Factors” beginning on page 36 before deciding to invest in our securities. If any of these risks actually occurs, our business, financial condition and results of operations would likely be materially adversely affected. In such case, the trading price of our securities would likely decline, and you may lose all or part of your investment. Set forth below is a summary of some of the principal risks we face:

•

Marijuana remains illegal under U.S. federal law, and enforcement of U.S. cannabis laws could change. The illegality of marijuana at the federal level and in certain states raises a number of issues relating to our operations, including, among others, in the areas of banking, bankruptcy, compliance, contracts, finance, licensing, marketing, and tax.

•	U.S. state and local regulation of marijuana and cannabis is uncertain and there is a substantial risk of regulatory and policy change.
•

We have incurred net losses in each of our past three fiscal years with net cash used in operating activities and cannot provide assurance as to when or if we will become profitable and generate cash in our operating activities, and our financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described in our financial statements.

•

The effects of the weather, natural disasters, and health pandemics, including the novel coronavirus (COVID-19), on customer demand, our supply chain, the health and safety of our personnel, as well as our consolidated results of operation, financial position and cash flows.

•	The quality, efficacy and safety of our products.
•	Our ability to develop our brand and meet our growth objectives.
•	Our ability to integrate recent acquisitions.
•	Our ability to obtain and/or maintain licenses to operate in the jurisdictions in which we operate or in which we expect or plan to operate.
•	Adverse changes in applicable laws or adverse changes in the application or enforcement of current laws, including those related to taxation.
•

The increasing costs of compliance with extensive government regulation including costs associated with our company being a publicly traded company, including the loss of foreign private issuer status under U.S. securities laws.

•

The ability to raise sufficient capital to meet our debt obligations and advance our business and to fund planned operating and capital expenditures and planned acquisitions on terms acceptable to us or at all.

•

Increased compliance costs and increased limitations on our ability to conduct public and private securities offerings as we have lost our status as a foreign private issuer under applicable United States securities laws.

•	The availability of financing opportunities, risks associated with economic conditions, dependence on management and conflicts of interest.
•	Adverse decisions in litigation we are currently involved in and additional litigation in which it may be involved in the future.
•	Product liability claims related to the products we cultivate, produce and sell.
•	Growth-related risks including capacity constraints and pressure on our internal systems and controls.
•	We face intense competition in a new and rapidly growing industry by legitimate companies with more experience and financial resources than ours and by unlicensed and unregulated participants.
•	Our dependency on key inputs, suppliers and skilled labor to cultivate, produce, sell and distribute our products.

•	Risks and uncertainties relating to our Chief Executive Officer and Director, Steven M. White, holding voting control over our outstanding shares.
•	The dilutive impact of additional issuances of Subordinate Voting Shares, or securities convertible into Subordinate Voting Shares.
•	The volatility and fluctuations in market price for the Subordinate Voting Shares in response to numerous factors, many of which are beyond our control.
•	The effects of our inability to protect our proprietary intellectual property and potential infringement by third parties.
•	Our ability to recruit and retain management, skilled labor and suppliers.
•	The impact of future clinical research unfavorable to cannabis.

ITEM 1. BUSINESS.

Background

We are a reporting issuer in Canada, with our Subordinate Voting Shares listed for trading on the Canadian Securities Exchange (the “CSE”) under the symbol “HARV.” We are also a U.S. domestic reporting issuer registered with the SEC. Our subordinate voting shares are traded in the United States on the OTCQX tier of the OTC Markets (the “OTCQX”) under the symbol “HRVSF.”

We are one of the largest multi-state vertically integrated operators in the cannabis industry in the United States that operates from “seed to sale.” Our business was established in Arizona and we received our first license there in 2012. We were formed to own, operate and develop certain businesses related to the cultivation, processing, distribution and sale of cannabis and cannabis related products under the “Harvest” brand in jurisdictions where such cultivation, processing, distribution and sale is authorized under applicable state law.

We have expanded our operational footprint to nine U.S. markets, including Arizona, California, Colorado, Florida, Maryland, Nevada, North Dakota, Pennsylvania and Utah. We also have two provisional licenses in Massachusetts. In addition, we own CO2 extraction, distillation, purification and manufacturing technology used to produce a line of cannabis topicals, vapes and gems featuring cannabinoids and a hemp-derived product line sold in Colorado. We also own, manufacture and distribute a portfolio of cannabis consumer packaged goods brands, including ROLL ONE, MODERN FLOWER, GOODSUN, EVOLAB, CHROMA, CO2LORS, ALCHEMY and CBX SCIENCES, to third-party licensed retail cannabis stores across the United States as well as to select retail stores we own or operate as well as provide support and financing to a Utah licensed medical cannabis cultivator.

We conduct our business through wholly owned and majority-owned operating subsidiaries, operating agreements and other commercial arrangements.

Our head office is located at 1155 W. Rio Salado Parkway, Suite 201, Tempe, Arizona 85281. Our registered office is located at 885 W. Georgia Street, Suite 2200, Vancouver, British Columbia V6C 3E8 Canada.

Our History

Harvest Dispensaries, Cultivations & Production Facilities LLC (“Harvest DCP”) and certain of its affiliates, were engaged in the ownership, operation and management of licensed businesses engaged in cultivation, processing and sale of cannabis and related products in Arizona.

RockBridge Energy Inc. was incorporated on November 20, 2007 under the Business Corporations Act of British Columbia. On May 30, 2010, RockBridge Energy Inc. changed its name to “RockBridge Resources Inc.” (“RockBridge”). Rockbridge was a development stage company and held working interests in certain oil and gas properties located in British Columbia until November 14, 2018.

On November 14, 2018, RockBridge completed a business combination with Harvest Enterprises, Inc. (“Harvest PrivateCo”) and HVST Finco (Canada) Inc. (“HVST Finco”), of which Harvest DCP is a subsidiary, which resulted in former shareholders of Harvest PrivateCo and HVST Finco obtaining control of RockBridge, and therefore constituted a reverse takeover of RockBridge under the policies of the CSE (the “Transaction”). Concurrently with the completion of the Transaction, RockBridge changed its name to “Harvest Health & Recreation Inc.” Upon completion of the Transaction, we became a reporting issuer in the provinces of British Columbia, Alberta, Saskatchewan and Ontario.

General Development of Our Business

The Transaction and Related Financing Activities

On November 14, 2018, Harvest PrivateCo and HVST Finco completed the Transaction with RockBridge. The Transaction was structured as a series of transactions, including a Canadian three-cornered amalgamation and a series of other reorganization steps to form a new company, which was subsequently wound up into Harvest. Our basis of presentation includes various affiliates that we now own or control. Prior to the Transaction, our affiliates were presented on a combined basis.

In connection with the Transaction, on November 13, 2018, HVST Finco completed a brokered private placement offering of subscription receipts for aggregate gross proceeds in the amount of $218,150,000 (the “Subscription Receipt Offering”).

In connection with the Subscription Receipt Offering, HVST Finco issued 33,305,294 subscription receipts (the “Subscription Receipts”) at a price of $6.55 per Subscription Receipt (the equivalent of C$8.67, based on the Bank of Canada exchange rate of C$1.3241 per $1.00 on November 13, 2018) for gross proceeds of $218,150,000. In connection with the closing of the Transaction, 33,305,294 Subscription Receipts issued pursuant to the Subscription Receipt Offering were automatically converted into 33,305,294 common shares in the capital of HVST Finco and then exchanged into our subordinate voting shares on a one-for-one basis.

The Transaction was completed by way of, among other things, (i) several share exchanges between existing holders of common shares of various acquired companies and RockBridge, pursuant to which such holders were issued a combination of our super voting shares, multiple voting shares and subordinate voting shares; (ii) a share exchange between existing holders of common shares of Harvest FINCO, Inc. (“Harvest FINCO USA”), an affiliate of Harvest, pursuant to which holders of common shares of Harvest FINCO USA were issued a combination of subordinate voting shares and multiple voting shares in exchange for Harvest FINCO USA common shares; and (iii) a three cornered amalgamation among RockBridge, HVST Finco and 1185928 B.C. Ltd. (“BC Subco”), pursuant to which HVST Finco shareholders (including former holders of Subscription Receipts) received our subordinate voting shares, and pursuant to which BC Subco amalgamated with HVST Finco to form a new company, which was subsequently wound up into Harvest.

As part of the Transaction, we implemented a three class voting structure on November 14, 2018, including the creation of a new class of subordinated voting shares (the “Subordinate Voting Shares”), a new class of multiple voting shares (the “Multiple Voting Shares”) and a new class of super voting shares (the “Super Voting Shares”) and changed our name to “Harvest Health & Recreation Inc.” Each Subordinate Voting Share carries the right to one vote per share on all matters to be voted on by our shareholders, each Multiple Voting Share carries the right to 100 votes per share on all matters to be voted on by our shareholders, and each Super Voting Share carries the right to 200 votes per share on all matters to be voted on by our shareholders.

In August and September of 2018, Harvest FINCO USA closed a private placement offering to sell approximately $50,000,000 of convertible promissory notes to accredited investors. Upon completion of the Transaction, the convertible promissory notes were exchanged for either Multiple Voting Shares or Subordinate Voting Shares.

Upon completion of the Transaction, our outstanding capital consisted of: (i) 62,330,432 Subordinate Voting Shares; (ii) 2,113,948 Multiple Voting Shares (which includes securities to be issued in connection with an acquisition); (iii) 2,000,000 Super Voting Shares and (iv) no Preferred Shares. Immediately prior to the Transaction, there were 219,987,915 Class A Shares and 2,000,000 Harvest Class B Shares of Harvest PrivateCo issued and outstanding.

The Subordinate Voting Shares began trading on the CSE on November 14, 2018 under the symbol “HARV” and on the OTC Markets on January 17, 2019 under the symbol “HRVSF.”

Recent Acquisitions and Transactions

Acquisition of CBx Enterprises and THChocolate

On November 14, 2018, we completed the acquisition of all the issued and outstanding membership interests of CBx Enterprises LLC (“CBx”). CBx includes the following two entities: CBx Essentials LLC and CBx Sciences LLC. CBx entered into distribution, licensing and intellectual property agreements with THChocolate, LLC (“THChocolate”) for the use of CBx’s CO2 extraction, distillation, purification and manufacturing technology. This technology is used to produce a line of cannabis topicals, vapes and gems featuring cannabinoids and a hemp-derived product line. THChocolate owns and operates a medical and retail cannabis manufacturing facility located in Denver, Colorado. Total consideration to acquire CBx was $47,940,000 consisting of cash and stock of $32,333,000 and contingent consideration of $15,607,000.

On October 30, 2020, we completed the purchase of substantially all of the assets of THChocolate, including the transfer of its cannabis manufacturing licenses in Colorado. The purchase price for the acquisition was the repayment of an outstanding $10,858,000 accounts receivable and $1,950,000 license receivable owed to us.

Acquisition of San Felasco Nurseries

On November 20, 2018, we completed the acquisition of 100% of the outstanding capital stock of San Felasco Nurseries, Inc., a Florida corporation (“San Felasco”), from its shareholders pursuant to an Amended and Restated Share Exchange Agreement dated October 25, 2018 and amended on November 20, 2018 (the “San Felasco Exchange Agreement”). San Felasco holds a medical marijuana dispensary license and is authorized to operate a Medical Marijuana Treatment Center in the State of Florida that can produce, process, dispense, and deliver medical marijuana and marijuana products.

This acquisition was completed as a strategic investment to enhance our ability to develop a full-scale cannabis operation with core competencies in cultivation and processing and to cater to one of the expected largest and fastest growing medical markets in the United States.

We paid an aggregate consideration of $86,626,000 comprised of cash consideration of $25,758,000, net of cash received of $301,000, which included $7,248,000 repayment of debt on behalf of San Felasco and a $4,500,000 loan settlement, 76,028 shares of Multiple Voting Shares with an acquisition-date fair value of $609 per share or an aggregate fair value of $46,301,000, cash consideration payable of $164,000 and $14,102,000 contingent consideration representing the estimated fair value of gross consideration to be paid in cash on the achievement of future milestones under the agreement, including a portion of the proceeds of sale of cannabis inventory acquired at the time of closing on November 20, 2018.

Devine Hunter Licenses and Related Legal Proceedings

On February 12, 2019, we entered into a binding term sheet (the “Devine Hunter Term Sheet”) with Devine Hunter Inc. (“Devine”), pursuant to which we agreed to acquire six additional cannabis licenses in Arizona. On March 25, 2020, we filed a complaint against Devine and certain of its affiliates and related parties to compel mandatory arbitration for breach of contract and other relief stemming from the Devine Hunter Term Sheet. On October 30, 2020, we settled the civil action filed against Devine (the “Devine Lawsuit”) whereby we acquired from Devine three vertical medical cannabis licenses in Arizona and a right of first refusal to acquire four additional vertical medical cannabis licenses in Arizona for consideration which includes the repayment by Devine Holdings of an outstanding $10.45 million receivable owed to us concurrently with the license acquisition. See Note 20 of our consolidated financial statements in Item 8 for additional information.

Termination of Agreement to Acquire Falcon International Corp. and Related Legal Proceedings

On February 14, 2019, we announced a definitive agreement (the “Falcon Merger Agreement”) to acquire Falcon International Corp. (“Falcon”), a California cannabis company. Falcon holds, among other assets, 16 cannabis licenses for cannabis cultivation, manufacturing and distribution. The merger consideration was contemplated to be approximately 339,087 Multiple Voting Shares if certain revenue thresholds were met at the time of closing. On January 6, 2020, we terminated the Falcon Merger Agreement as a result of defaults by Falcon and its shareholders incapable of being cured, and other improper conduct of Falcon and its principal officers and directors, James Kunevicius and Edlin Kim. On January 6, 2020, we also filed suit in the U.S. District Court for the District of Arizona (Case No. 2:20-cv-00035-DLR) (the “Falcon Lawsuit”), which identified the grounds for termination and sought a court order compelling Falcon and its shareholders to arbitrate our claims. On February 26, 2020, Falcon, its subsidiaries, and its founders all stipulated to the relief sought in the Falcon Lawsuit, to refer the matter to binding, private arbitration before the American Arbitration Association. On March 13, 2021, the parties reached a mutually agreeable resolution of their disputes, resulting in a final dismissal of all litigation and arbitration between them arising out of the Falcon Merger Agreement. See Note 20 of our consolidated financial statements in Item 8 for additional information.

Acquisition of AGRiMED Industries

On May 20, 2019, we completed the purchase of AGRiMED Industries of PA, LLC (“AGRiMED”), for a price of $12,500,000. In addition, we acquired the real estate on which AGRiMED operates for $5,000,000. At the time we acquired AGRiMED, it held a grower/processor permit in the Commonwealth of Pennsylvania that was denied renewal by the Department of Health, Office of Medical Marijuana (the “PDOH”) on July 29, 2019. We have filed an administrative appeal contesting the PDOH denial. See “Regulatory Overview - Regulation of the Cannabis Market at State and Local Levels – Pennsylvania - Pennsylvania Licenses and Regulations” below.

The AGRiMED permit is simultaneously subject to litigation from a third-party seeking revocation of the permit. The possible revocation is related to an administrative challenge filed by Bay LLC, who was the next highest scoring applicant when AGRiMED was awarded a permit. Bay LLC’s objection to the award of the AGRiMED permit is due to the fact that one of the principals of AGRiMED (prior to the acquisition of AGRiMed by Harvest in May 2019) failed to disclose a criminal conviction on the AGRiMED permit application. On November 9, 2020, following an administrative hearing, the Hearing Examiner ruled that the AGRiMED permit should not be revoked based upon an equitable estoppel theory. On December 3, 2020 Bay LLC filed a Petition for Review of the November 9, 2020 Hearing Examiner’s administrative decision in the Pennsylvania Commonwealth Court. Briefing of that appeal will be complete in May 2021.

Acquisition of Assets of DMS Ventures

On July 1, 2019, we acquired from unrelated parties substantially all of the assets of DMS Ventures LLC, an Arizona limited liability company, used in connection with the operation and management of a marijuana dispensary in Casa Grande, Arizona, known as Medical Pain Relief, Inc. The consideration paid was a nonmaterial amount of cash and Multiple Voting Shares and such consideration was determined through arm’s length negotiation.

Acquisition of Urban Greenhouse

On July 23, 2019, we acquired from unrelated parties all of the membership interests of Leaf Holdings LLC, an Arizona limited liability company which operates and manages a marijuana dispensary in Phoenix, Arizona, known as Urban Greenhouse. The consideration paid was a nonmaterial amount of cash and Multiple Voting Shares and such consideration was determined through arm’s length negotiation.

Acquisition of 805 Beach Breaks

On August 14, 2019, we, through our wholly owned subsidiary, acquired from unrelated parties all of the issued and outstanding stock of 805 Beach Breaks, Inc., a Grover Beach dispensary serving the San Luis Obispo, Santa Barbara, Ventura and Monterey county California markets. The consideration paid was a non-material amount of cash and Multiple Voting Shares and such consideration was determined through arm’s length negotiation.

Acquisition of GreenMart of Nevada

On December 31, 2019, we, through a wholly owned indirect subsidiary, entered into a definitive agreement to acquire GreenMart of Nevada, LLC (“GreenMart”), a wholly owned, indirect subsidiary of MJardin Group, Inc. (“MJardin”), to acquire 100% of the membership interests of GreenMart. GreenMart owns a State of Nevada Medical Marijuana Cultivation Establishment Certificate and a State of Nevada Marijuana Cultivation Facility License and a lease for a 32,000 sq. ft. production and cultivation facility located in Cheyenne, Nevada, a Las Vegas suburb. In addition, we entered into a management services agreement (an “MSA”) with GreenMart effective August 14, 2020 whereby we agreed to manage all aspects of GreenMart’s business including the ramp up of cannabis cultivation and production. Pursuant to the MSA, we are entitled to all revenues of GreenMart’s operations and will fund operational expense during the period of time we manage the facility. The MSA terminates upon the closing of the purchase of GreenMart. The purchase price for the transaction is $35,000,000 and is being financed by one of our existing lenders. The amount of $30,000,000 was funded on December 31, 2019 and the balance of $5,000,000 is due upon the closing of the acquisition. The completion of the acquisition is subject to, among other things, the receipt of regulatory approvals and the satisfaction or waiver of closing conditions customary for a transaction of this nature.

Acquisition of Arizona Natural Selections

On February 18, 2020, we completed the acquisition of Arizona Natural Selections, including four vertical medical marijuana licenses in Arizona. The acquisition was completed by issuing 122,672 Class B shares of our wholly owned acquisition subsidiary to the former owners of Arizona Natural Selections (the “ANS Sellers”), which are convertible on a one-to-one basis into Multiple Voting Shares and the issuance to the ANS Sellers of a $6,650,000 principal amount promissory note that bears interest at 4% per annum with a term of three years and payable in three equal installments of principal on each anniversary of the closing with accrued interest payable on the third anniversary of the closing along with the final installment of principal. The principal amount under the note will be available to us as a reserve for indemnification purposes. The Class B shares will automatically convert to Multiple Voting Shares on the earlier of the exchange of at least 50% of the ANS Sellers’ Class B Shares into Multiple Voting Shares or on February 18, 2022. At closing, we assumed $3,969,000 in debt and paid off an additional $2,950,000 of debt. The four licenses acquired through the agreement include retail locations: Green Desert Patient Center of Peoria, Inc., Green Sky Patient Center of Scottsdale North, Inc., The Giving Tree Wellness Center of Mesa, Inc. and a fourth location to be opened, each of which conducts or will conduct business under the retail brand name Arizona Natural Selections. In addition to the retail operations, the acquisition provided us with two operational cultivation facilities: a 55,000 sq. ft. indoor cultivation and production facility in Phoenix and a 322-acre site of which 25 acres are zoned for cannabis with 70,000 square feet of greenhouse in Willcox, Arizona.

Interurban Capital Group, Inc.

On March 13, 2020, we, through a wholly owned subsidiary, completed a merger (the “ICG Merger”) with Interurban Capital Group, Inc. (“ICG”) pursuant to an Agreement and Plan of Merger and Reorganization (the “ICG Merger Agreement”). ICG is a Seattle-based multistate retail cannabis company. The merger consideration transferred was 318,652 Multiple Voting Shares (the “Merger Shares”) plus the assumption of debt in the principal amount of $19,128,000 convertible into 205,594 Multiple Voting Shares. The fair value of the Merger Shares was $29,315,984 based on 100 times the $0.92 closing price of the Subordinate Voting Shares on the March 13, 2020 closing date of the ICG Merger. The Merger Shares are subject to lockup agreements pursuant to which the holders of such shares have agreed, subject to customary carve-outs and exceptions, not to sell any Merger Shares (or announce any intention to do so), or any securities issuable in exchange therefor, for a period of up to 30 months after the March 13, 2020 closing date of the ICG Merger. 10% of the Merger Shares issued at the time of the ICG Merger are free from the lockup at the time of closing with 10% free from the lockup six months after the closing and then an additional 10% each three months thereafter until the remaining balance of the Merger Shares are free from restriction. Additionally, we have agreed to issue a number of Multiple Voting Shares for an aggregate price of $9,299,000 (the “WA Interests Consideration”) upon exercise of an option to acquire certain ownership interests in five entities that hold licenses to operate recreational cannabis dispensaries in the state of Washington (the “WA Interests”) or alternatively an aggregate price of $12,382,000 (the “WA Assets Consideration”) to acquire substantially all of the assets (the “WA Assets”) of these five entities (the “Washington Entities Options”). Exercise of the Washington Entities Options by us is subject to fulfilment of certain conditions. The Multiple Voting Shares will be determined by (a) converting the WA Interests Consideration or the WA Assets Consideration to Canadian dollars based on the exchange rate of USD$:C$ reported by the Bank of Canada on the day prior to the closing of the acquisition of the WA Interests or the WA Assets as the case may be; and (b) dividing such amount by 100 times the volume weighted average sales price for each share of Subordinate Voting Shares on the CSE during the last 15 completed trading days prior to the closing of the acquisition of the WA Interests or the WA Assets. In addition, we agreed to issue to a business consultant a consulting fee at the time of closing of the merger of 1,274,608 Subordinate Voting Shares. In connection with the merger with ICG, Scott Atkison was appointed to our board of directors subject to receipt of required regulatory approval. On November 9, 2020, we terminated the Washington Entities Options, among other things, as part of the settlement of litigation with certain owners of the WA Interests and the Washington entities. The definitive settlement documents became effective on December 31, 2020 and are awaiting state regulatory approval. See Note 20 of our consolidated financial statements in Item 8 for additional information.

Disposition of California Dispensaries to Hightimes Holding Corp.

On June 22, 2020, we sold ICG to a wholly owned subsidiary of Hightimes Holding Corp. (“Hightimes”) following the spinoff of certain assets as provided for in the Purchase Agreement by and among us, Hightimes, Steven M. White, Harvest of California LLC, ICG and other parties dated June 22, 2020 (the “Hightimes Agreement”). At the time of disposition, ICG’s primary assets consisted of rights to acquire eight “Have A Heart”-branded cannabis dispensaries in California (the “California HAH Dispensaries”). In addition, we agreed to sell Hightimes the equity of two additional entities controlled by us that are seeking cannabis dispensary licenses in California (the “Harvest Dispensaries”). The sales price for these assets was $67,500,000 which was payable $1,500,000 in cash and $66,000,000 in the form of Series A Voting Convertible Preferred Stock, par value $0.0001 (“Series A Preferred”), issued by Hightimes. $60,000,000 of Series A Preferred Stock was issued to us by Hightimes on June 22, 2020 upon completion of the sale of ICG and the remaining $6,000,000 of Series A Preferred Stock will be issued to us upon transfer of the Harvest Dispensaries. The Series A Preferred Stock has a stated or liquidation value of $100 per share. As of September 30, 2020, the Series A Preferred Stock began paying a quarterly dividend at the rate of 16% per annum. The Dividend shall accrue and shall be added to the face amount of the Series A Preferred Stock issuable upon its conversion. We may convert all or a portion of the Series A Preferred Stock into shares of Hightimes Class A voting Common Stock (“Hightimes Common Stock”) at a conversion price per share of $11, subject to adjustment to $1 per share, based on the 11-for-one forward stock split of the Hightimes Common Stock to be consummated upon completion of Hightimes’ Regulation A+ initial public offering; provided, that in no event shall the number of shares of Hightimes Common Stock issuable upon full conversion of the Series A Preferred Stock, exceed 19% of the issued and outstanding shares of Hightimes Common Stock, after giving effect to such optional conversion.

To the extent not previously converted into Conversion Shares (as defined below), the then outstanding shares of Series A Preferred Stock shall be subject to automatic conversion into Hightimes Common Stock on the earlier to occur of (a) two (2) years from the closing date, or (b) if the market capitalization of the Hightimes Common Stock, based on the volume weighted average closing prices for any ten (10) consecutive trading days, shall equal or exceed $300,000,000. In either event, the per share conversion price of the Series A Preferred Stock shall be the volume weighted average closing price for any ten (10) consecutive trading days immediately preceding the date of automatic conversion. Notwithstanding the foregoing, in no event shall the aggregate number of Conversion Shares issuable upon full conversion of the Series A Preferred Stock exceed 19% of the issued and outstanding shares of Hightimes Common Stock, after giving effect to any prior optional conversion or a mandatory conversion.

The number of shares of Series A Preferred Stock is subject to reduction in the event Hightimes does not obtain the required consent to transfer ownership of the California HAH Dispensaries or the Harvest Dispensaries within one year following the applicable closing and such failure is not a result of Hightimes failure to use its commercially reasonable efforts (which shall not include having to make any additional payments to any member or manager of any dispensary) to obtain such consent as provided for in the Hightimes Agreement. In addition, if the required consent is not obtained, the applicable entity shall be removed from the list of dispensaries to be acquired and there shall be no further liability or obligation on the part of any party with respect to the failure to deliver the required consents or approvals for such entity.

The Series A Preferred Stock and the Hightimes Common Stock issuable upon conversion of the Series A Preferred Stock (the “Conversion Shares”) are subject to a lockup agreement which prohibits us or any purchaser of the shares from affecting any sale, assignment, pledge or transfer of the Series A Preferred Stock or Conversion Shares for a period of six months following the applicable closing date. Thereafter, we may effect public sales into the market of such Conversion Shares at the rate of 10% of such Conversion Shares every six months (commencing on the six month anniversary of the closing date) with the balance of such Conversion Shares to be subject to public sales into the market at the expiration of such five-year lockup period.

On October 2, 2020, we terminated our obligation to sell to Hightimes the Harvest Dispensaries as provided for in the Purchase Agreement. As a result of this termination, the purchase price was reduced by $6,000,000 that had been payable to us by issuance of Hightimes’ Series A Preferred Stock.

Termination of Agreement to Acquire Verano Holdings, LLC

On March 25, 2020, we mutually agreed with Verano Holdings, LLC to terminate the Business Combination Agreement they entered into on April 22, 2019. No breakup fees or other consideration was owed by either party as a result of the termination of the Business Combination Agreement.

Acquisition of Franklin Labs, LLC, a subsidiary of CannaPharmacy

On March 26, 2020, we acquired from CannaPharmacy, Inc. (“CannaPharmacy”) all of the issued and outstanding membership interests of CannaPharmacy’s subsidiary, Franklin Labs, LLC, a Pennsylvania limited liability company (“Franklin Labs”), for $15,400,000 in cash, a $10,000,000 promissory note, forgiveness of a $10,831,000 note receivable and a $1,580,000 deposit. The promissory note issued to CannaPharmacy accrues interest at 9% per annum, with interest payable monthly and principal due at maturity on March 26, 2022. Franklin Labs holds one grower/processor cannabis permit in Pennsylvania and operates a 46,800 sq. ft. cultivation and processing facility in Reading, Pennsylvania. On March 26, 2020, we terminated our stock purchase agreement with CannaPharmacy, which would have resulted in our acquisition of all of the issued and outstanding stock of CannaPharmacy.

Divestiture of Arkansas Assets

On November 13, 2020, we and other owners of Natural State Wellness Dispensary, LLC and Natural State Wellness Enterprises, LLC (collectively, “Natural State Wellness Entities”), which owned and operated a medical marijuana dispensary and cultivation facility in Arkansas, sold 100% of our and their respective ownership interests in the Natural State Wellness Entities to an unrelated third party. The purchase price paid by the buyer was $25,000,000 in cash. Following repayment of approximately $1,900,000 in loans by us, the portion of net proceeds we received for our ownership interests in the Natural State Wellness Entities totaled approximately $12,900,000. We retained ownership of the real estate where the dispensary and cultivation facilities are located and leased this property to the Natural State Wellness Entities.

Financing Activities

Financings in 2019

We completed the following financing transactions in financial year ended December 31, 2019 or earlier:

On December 23, 2019, we closed the first tranche of a private placement offering (the “Debt Offering”) of (a) 15% senior secured notes due 2022 (the “Coupon Notes”), and (b) units (the “2019 Units”), with each Unit being comprised of (i) US$1,000 aggregate principal amount of 9.25% senior secured notes (the “2019 Unit Notes” and together with the Coupon Notes, the “Secured Notes”) and (ii) 109 subordinate voting share purchase warrants (the “2019 Warrants”). The first tranche resulted in the private placement of approximately $73,000,000 in Coupon Notes, and $21,000,000 in 2019 Units. The funds from the initial tranche were used to pay off our Bridge Facility and Primary Facility (as such terms are used and defined below) balance of $83,000,000, resulting in a loss on extinguishment of $2,400,000.

The Coupon Notes bear interest at 15% per annum and are payable semi-annually in equal installments on June 30 and December 30 of each year commencing on June 30, 2020. The 2019 Unit Notes bear interest at 9.25% per annum and are payable semi-annually in equal installments on June 30 and December 30 of each year, commencing on June 30, 2020. None of the Coupon Notes, the 2019 Units nor the subordinate voting shares issuable upon exercise of the 2019 Warrants will be registered under the Securities Act, or applicable state securities laws and will not be qualified by a prospectus in Canada. The Coupon Notes and the 2019 Units were issued to accredited investors or qualified institutional buyers. The Secured Notes are secured by (i) a first priority security interest in all of our present and future personal property assets, (ii) a first priority security interest in the equity interests of certain of our direct and indirect subsidiaries that guaranteed the Secured Notes (the “Guarantors”), and (iii) a first priority security interest in all of the Guarantors’ present and future personal property assets. We may redeem the Secured Notes, in whole or in part, during the first year after the issuance of the Secured Notes at 105% of the principal amount of the Secured Notes redeemed, and thereafter at 100% of the principal amount of the Secured Notes redeemed. In the event of a change of control, each holder of Notes has the right to require us to purchase all or any part of their Notes for an amount in cash equal to 101% of the aggregate principal amount of Notes and 2019 Units repurchased plus accrued and unpaid interest. The Secured Notes include covenants that, among other things, limit our ability to pay dividends, conduct certain asset or equity transactions, incur indebtedness, grant liens and dispose of material assets. The 2019 Warrants are issued and governed pursuant to the warrant indenture and can be exercised at a price of C$3.66 per warrant share. The issuance of the 9.25% notes with the attached 2019 Warrants resulted in the incurrence of a debt discount of $3,108,000, which is recorded to permanent equity and will be amortized over the term of the 2019 Units.

On December 31, 2019, we issued a 9% convertible promissory note for a principal amount of $10,000,000. The interest is payable semi-annually in arrears on June 30 and December 31 each year. The holder has the right at any time to convert the principal amount into the number of shares that is equal to the principal amount divided by the conversion price $3.6692. We have the right to convert the principal amount at the conversion price if for any twenty consecutive trading days the daily volume weighted average trading price of our shares is greater than a 40% premium to such conversion price.

On December 31, 2019, we issued additional Coupon Notes under the Debt Offering in the amount of $20,000,000. Together with the $10,000,000 convertible promissory note described above, we used the $30,000,000 proceeds to pay a signing payment (the “Signing Payment”) that will be applied towards a portion of the $35,000,000 purchase price of our planned acquisition of GreenMart (as described above). GreenMart, MJardin and certain of its subsidiaries issued us a convertible promissory note in the principal amount of $30,000,000 (the “GreenMart Note”) to secure the Signing Payment pending closing upon regulatory approval. Interest on the GreenMart Note accrues interest at the rate of 9% per annum with principal and accrued interest due on December 31, 2020.

In October and November 2019, we expanded the existing non-revolving term loan under its Amended and Restated Credit Agreement, with additional draws of $20,700,000 (C$27,500,000) and $26,600,000 (C$35,000,000) through amendments to our existing amended and restated credit agreement originally executed on July 26, 2019 (as amended by a joinder and amending agreement dated August 26, 2019 and first amending agreement dated October 21, 2019) (the “Bridge Facility”). These draws noted above were in addition to our existing C$50,000,000 facility (the “Primary Facility”) for which the original principal was borrowed in October 2018 under the Letter Credit Agreement and amended and restated in July 2019. The entire Amended and Restated Credit Agreement balance of $82,500,000 was paid off with the Secured Notes described above.

We were party to a Letter Credit Agreement entered in October 2018 to borrow $19,822,000 (C$26,000,000) for a period of three years at an interest rate that is equal to Bank of Nova Scotia Prime plus 10.3% per annum. Principal payments under the loan were amortized monthly on a straight-line basis over the term of the loan beginning six months after the date of the loan. The loan was secured by a first lien on our assets and our subsidiaries’ assets and a pledge of our ownership in our subsidiaries. We paid the agent of the lender a $579,000 (C$760,000) work fee and issued to such agent $940,000 (C$1,233,000) of Subordinate Voting Shares. This loan agreement was amended and restated in July 2019 as noted above.

In May 2019, we received gross proceeds of $100,000,000 from a brokered private placement issuance of 7% coupon, unsecured debentures (the “Convertible Debentures”), which are convertible into Subordinate Voting Shares at a conversion price of $11.42 (C$15.38) per share at any time and mature on May 9, 2022. The purchaser of the Convertible Debentures also received, for no additional consideration, 3,502,666 warrants. Each warrant is exercisable to purchase one Subordinate Voting Share at an exercise price of $13.49 (C$18.17) per share, for a period of 36 months from the date of issue. The proceeds were to fund working capital and general corporate purposes. We may, subject to certain conditions, force the conversion of all of the principal amount of the then outstanding Convertible Debentures at the applicable conversion price if, at any time after the date that is four months and one day following the date of issue of the Convertible Debentures, the daily volume weighted average trading price (the “VWAP”) of the SVS is greater than $15.99 (C$21.53) for any 10 consecutive trading days, by providing 30 days’ notice of such conversion.

Harvest of Farmersville, LLC entered into a loan agreement on September 2, 2019 with American Savings Life Insurance Company to borrow US$1,620,000 (the “American Savings Loan”). The American Savings Loan bears interest at 8.75% per annum and has a maturity date of October 1, 2024. The American Savings Loan is secured by real property in Palm Springs, CA owned by Harvest of Farmersville, LLC.

BRLS Properties FL-Gainesville, LLC entered into a promissory note on October 11, 2019 with Thorofare Asset Based Lending REIT Fund V, LLC to borrow US$4,250,000 (the “Thorofare FL Loan”). The Thorofare FL Loan bears interest during the initial term at 8.95% per annum and a maturity date of October 11, 2021, which may be extended for multiple one-year periods at the election of BRLS Properties FL-Gainesville, LLC upon the satisfaction of certain conditions. The Thorofare FL Loan is secured by real property in Gainesville, FL owned by BRLS Properties FL-Gainesville, LLC.

BRLS Properties CA-Santa Monica, LLC entered into a promissory note on October 11, 2019 with Thorofare Asset Based Lending REIT Fund V, LLC to borrow US$2,250,000 (the “Thorofare CA Loan”). The Thorofare CA Loan bears interest during the initial term at 8.95% per annum and has a maturity date of October 11, 2021, which may be extended for multiple one-year periods at the election of BRLS Properties CA-Santa Monica, LLC upon the satisfaction of certain conditions. The Thorofare FL Loan is secured by real property in Santa Monica, CA owned by BRLS Properties CA-Santa Monica, LLC.

Financings in 2020

We have completed the following financing transactions in 2020:

On October 28, 2020, we completed a bought deal offering in Canada, pursuant to which we sold an aggregate of 20,354,080 units (the “2020 Units”) at a price of C$2.26 (US$1.72) per 2020 Unit (the “Issue Price”) for aggregate gross proceeds to us of C$46,000,221, or US$35.0 million (the “Offering”). The Offering included the underwriter’s exercise of an Over-Allotment Option to purchase 2,654,880 2020 Units for market stabilization purposes and to cover over-allotments. Each 2020 Unit consists of one Subordinate Voting Share (each, a “Unit Share”) and one-half of one common share purchase warrant (each whole common share purchase warrant, a “2020 Warrant”). Each 2020 Warrant shall be exercisable into one Subordinate Voting Share at an exercise price of C$3.05 per share for a period of 30 months from the closing date (the “Warrant Shares” or together with the Unit Shares, “Shares”). If the daily volume weighted average trading price of the Subordinate Voting Shares as quoted on the CSE for any 10 consecutive days equals or exceeds C$4.97, we may, upon providing written notice to the holders of the 2020 Warrants, accelerate the expiry date of the 2020 Warrants to the date that is 30 days following the date of such written notice.

On March 11, 2020, we completed an offering (the “Equity Offering”) on a non-brokered private placement basis to a select group of investors, of $59,000,000 of Multiple Voting Shares at a price of $141 per share (or $1.41 per Subordinate Voting Share on an as-converted basis) resulting in the issuance of 418,439 Multiple Voting Shares. Proceeds of the Equity Offering will be used for capital expenditures, pending acquisitions, and general corporate purposes.

On January 31, 2020, we closed on a $20,000,000 term loan secured by real property owned by certain of our wholly owned indirect subsidiaries (the “Secured Real Property Loan”). The term loan bears interest at a fixed rate of 16% per annum. Accrued and unpaid interest is payable monthly, with monthly principal amortization payments in the amount of $200,000 payable commencing on October 1, 2020. The term loan has an initial term of 18 months, which we may extend for two additional six-month increments upon the satisfaction of certain terms and conditions. In addition to monthly principal payments, on November 13, 2020, $1.9 million was repaid as part of the divestiture of the Natural State Wellness Entities. Then on December 28, 2020, we repaid the full remaining balance of the Secured Real Property Loan in the aggregate amount of $17.7 million (inclusive of outstanding principal, accrued and unpaid interest, and fees).

On January 24, 2020, we closed a third tranche of our Debt Offering, resulting in the issuance of $140,000 of Coupon Notes and $11,197,000 of Units. On February 13, 2020, we closed a fourth tranche of our Debt Offering, resulting in the issuance of $10,000,000 of Units.

Other Recent Developments

On February 4, 2020, Jason Vedadi, our former Executive Chairman, and Steven M. White, our Chief Executive Officer, and another member of our management team voluntarily surrendered without consideration a total of 2.4 million stock options which increased the number of stock options available to other eligible employees. Following the surrender, certain key personnel were awarded approximately 3.0 million stock options in recognition of their work and incentive for continued dedication to our business. As part of the redistribution of these stock options, we recognized a non-cash charge of approximately $10.2 million during the first quarter of 2020. The non-cash charge is an accounting treatment that relates to the surrender of equity options and associated acceleration of unrecognized expense tied to the original option grants.

On March 10, 2020, Mr. Vedadi resigned as our Executive Chairman and member of our board of directors In connection with his resignation, Mr. Vedadi agreed to (i) be available to us as a strategic advisor as needed, (ii) maintain the current lockup schedule for his existing equity, (iii) exchange 1,000,000 Super Voting Shares held by Karma Capital LLC, an Arizona limited liability company controlled by Mr. Vedadi, for 10,200 Multiple Voting Shares (on an as-converted basis) held by Razor Investments, LLC, a Delaware limited liability company controlled by Mr. White, (iv) forego 2,500,000 stock options and any cash compensation provided for in his employment agreement; (v) enter into a separate lease for premises which we were leasing therefore causing the termination of our obligations on the remainder of a 10-year lease for premises which we have no longer targeted for deployment, (vi) accept our assignment of one Arizona license; (vii) non-compete provisions which will prohibit Mr. Vedadi from competing with us in all but two jurisdictions in which it operates for a period of time; and (viii) certain other non-solicitation and non-interference prohibitions on his activities.

Description of the Business

Overview of Our Business

We are one of the largest multi-state vertically integrated operators in the cannabis industry in the United States that operates from “seed to sale.” We were established in Arizona and received our first license there in 2012. We were formed to own, operate and develop certain businesses related to the cultivation, processing, distribution and sale of cannabis and cannabis related products under the “Harvest” brand in jurisdictions where such cultivation, processing, distribution and sale is authorized under applicable state law.

We are one of the largest operators in the state of Arizona, which is one of the largest medical cannabis markets in the country and one of the oldest regulated cannabis markets in the world. Building on our success in Arizona, we operate facilities or provide services to cannabis dispensaries in Arizona, California, Colorado, Florida, Maryland, Nevada, North Dakota, Pennsylvania and Utah, with two provisional licenses in Massachusetts. In addition, we own CO2 extraction, distillation, purification and manufacturing technology used to produce a line of cannabis topicals, vapes and gems featuring cannabinoids and a hemp-derived product line sold in Colorado. We also own, manufacture and distribute a portfolio of cannabis consumer packaged goods brands, including ROLL ONE, MODERN FLOWER, GOODSUN, EVOLAB, CHROMA, CO2LORS, ALCHEMY and CBX SCIENCES, to third-party licensed retail cannabis stores across the United States as well as to select retail stores we own or operate as well as provide support services and financing to a Utah licensed medical cannabis cultivator.

Since 2013, we have won a variety of operating awards, including seven Best Dispensary awards issued by four independent organizations, four Best Medical Cannabis Strain awards, and one Best Medical Cannabis Product award.

Our principal operating locations, and type of operation as of December 31, 2020 are listed below:

State	Nature of Operations	Commencement Periods
Arizona – 15 locations	Retail Dispensary	September 2013 – September 2020
California – 4 locations	Retail Dispensary	December 2018 – October 2019
Florida – 6 locations	Retail Dispensary	February 2019 – July 2019
Maryland – 3 locations	Retail Dispensary	September 2018 – December 2019
North Dakota – 2 locations*	Retail Dispensary	July 2019 – August 2019
Pennsylvania – 8 locations	Retail Dispensary	September 2018 – October 2020
Arizona	Greenhouse/Outdoor Grow/Processing Lab	July 2015 – February 2020
Colorado – 1 location	Processing	October 2020
Florida	Cultivation/Processing	February 2019 – December 2019
Maryland	Cultivation/Processing	September 2017 – July 2019
Nevada	Cultivation/Processing	August 2020
Pennsylvania	Cultivation/Processing	March 2020
Utah	Cultivation/Processing	October 2020

*	On February 19, 2021, the Company divested the two retail dispensary locations located in North Dakota for an immaterial amount of cash.

We are in various stages of expansion as we are growing our commercial footprint focusing on acquiring and building additional retail, cultivation and processing locations for medical and adult use cannabis in our key markets.

Each of our operating subsidiaries holds the active and/or pending cannabis licenses associated with our activities, staffs, manages or has a commercial arrangement with the operating locations, and/or owns the real estate and primary fixed assets used in the cannabis businesses.

In certain states, cannabis licenses are typically divided into three categories: dispensary, cultivation, and processing. Dispensary licenses comprise the retail operations and allow a company to dispense cannabis to patients. Cultivation licenses allow a company to grow cannabis plants and processing licenses allow for the conversion of cannabis into other products (e.g., edibles, oil, etc.). Cultivation and processing licenses comprise the wholesale operations.

In other states, for example Arizona where our largest concentration of business activity is located, cannabis licenses are defined as vertically integrated, which allows the license holder the right to engage in dispensary, cultivation, and processing activities.

The Cannabis Industry and Our Business Lines

According to market research projections by Statista and Marijuana Business Daily, global legal cannabis sales are expected to reach over $50 billion by 2023. Over half of global legal cannabis sales from 2019-2023 are projected to come from the U.S.

As discussed below under the heading “Regulation of Cannabis in the United States Federally,” the federal government of the United States regulates controlled substances through the Controlled Substances Act (21 U.S.C. § 801 et seq.) (the “Controlled Substances Act”), where cannabis remains a Schedule 1 controlled substance and illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of U.S. federal law pursuant to the Controlled Substances Act.

In the United States, medical cannabis has been legalized in 36 states and the District of Columbia as well as Guam, Puerto Rico and the U.S. Virgin Islands. To date, 14 states and the District of Columbia as well as the territories of Guam and the Norther Mariana Islands have approved cannabis for recreational use by adults (“adult-use”). Voters in five of these states approved legalization on November 3, 2020. South Dakota voters approved Amendment A on November 3, 2020, which allowed for the recreational use of marijuana by individuals age 21 and older, but a South Dakota Circuit Court held that Amendment A was unconstitutional on February 8, 2021 and therefore void and without effect. We operate within states where medical and/or recreational use has been approved by state and local governing bodies.

We strive to meet health, safety and quality standards relating to the growth, production and sale of cannabis medicines, and products for consumers. Our offerings include cannabis flower and cannabis oil, along with a line of cannabis topicals, gems featuring cannabinoids, a hemp-derived product line and vaporizer pens.

We are a vertically integrated cannabis company that operates from “seed-to-sale.” We have three business lines:

i.

Cultivation: We grow cannabis in outdoor, indoor and greenhouse facilities. Our expertise in growing enables us to produce award-winning and proprietary strains in a cost-effective manner. We sell our products in our dispensaries and to third parties where lawful.

ii.

Processing: We convert cannabis biomass into formulated oil, using a variety of extraction techniques. We use some of this oil to produce consumer products such as vaporizer cartridges and edibles, and we sell the remaining oil to third parties.

iii.	Retail Dispensaries: We operate retail dispensaries that sell proprietary and third-party cannabis products to patients and customers.

Cultivation

We have rights to operate cultivation facilities in six states. Although pricing pressure for dried flower in several mature cannabis markets has underscored the potential for commoditization, we believe that our vertical integration and cultivation operations provide certain benefits, including:

i.	Low Cost: We continually seek ways to optimize our growing processes and contain expenses. By having control over our own cultivation, we can reduce input costs and optimize our operating margins.
ii.	Product Availability: Control over our growing facilities allows us to manage our supply chain, which we believe ensures proper product mix in our retail stores to meet evolving demand.
iii.

Optimizing Manufacturing: The cultivation of dried flower can act as an input to the manufacturing of derivative extract product. By controlling the costs, strain, and quality of cultivated cannabis, we can optimize the production of higher-priced, higher-margin extracted oils and finished consumer packaged goods.

iv.

Quality Assurance: Quality and safety of cannabis products is of utmost importance to the consumer. Strict monitoring of growing processes greatly reduces the risk of product testing failures. Moreover, higher quality product can demand higher retail pricing, which, in turn, will drive higher margins.

Over the past 12 months, we have improved product yield at our growing facilities. For the twelve-month period ended December 31, 2020, compared to the twelve-month period ended December 31, 2019, the total harvested flower and trim increased by 95% driven by increased yield and new production at our facilities in Arizona, Florida, and Maryland and production from our new facilities in Arkansas (on November 13, 2020, we completed the divestiture of our ownership interest in the Arkansas retail and cultivation assets), Nevada, Pennsylvania, and Utah. Our focus on quality and yield is important because we believe that the cultivation of cannabis will become increasingly commoditized and price competitive. More companies are entering, and are expected to enter, this segment of the industry. However, over time, we believe that companies that can source high quality, low-cost product will have a significant advantage.

Cultivation and Production Facilities

Each cultivation and processing facility focuses primarily on the commercialization of cannabis for medical and/or recreational applications, as well as the research and development of new strains of cannabis. At all our facilities, we place a heavy emphasis on customer/patient safety and maintaining strict quality control. The methods used in our facilities result in several key benefits, including consistent production of high-quality product and the absence of product recalls and customer/patient complaints. Our indoor and greenhouse facilities contain rail systems that allow for easy transportation and flow between initial seeding and cloning, vegetation and then trimming and production. We believe this system permits us to grow high quality cannabis at cost-efficient rates.

CBD Products

We entered into a strategic partnership with the Asian American Trade Associations Council (“AATAC”) to roll out CO2LORS, CBx Essentials and Harvest branded CBD product lines across multiple locations in the U.S. These products were to be in retail stores, convenience stores and gas stations. In 2020, we ended the strategic partnership in order to focus on our core business, focused primarily on THC Products. See Note 5 of our consolidated financial statements in Item 8 for additional information on discontinued operations.

We operated the following principal cultivation and production facilities as of as of December 31, 2020:

Arizona:	• 10,000 square foot processing facility located in Flagstaff, Arizona
• cultivation operation with approximately 37,372 square foot greenhouse facility and approximately 3.3 acres of secure outdoor cultivation located on a 37-acre parcel of land in Camp Verde, AZ
• 9,234 square foot indoor cultivation facility in El Mirage, Arizona
• cultivation operation with approximately 70,000 square foot greenhouse facility and 25 acres of land zoned for outdoor cannabis cultivation on a 322-acre property in Willcox, Arizona
• 58,890 square foot indoor cultivation and processing facility located in Phoenix, Arizona
Colorado:	• 14,139 square foot processing facility located in Denver, Colorado
Florida:	• 37,500 square foot greenhouse facility in Gainesville, Florida
• 292,000 square foot indoor cultivation and processing facility in Alachua, Florida
Maryland:	• facility with 101,750 square foot indoor cultivation, 8,400 square foot processing facility and 12,000 square foot greenhouse located in Hancock, Maryland
Nevada:	• 32,000 square foot production and cultivation facility located in Cheyenne, Nevada, a Las Vegas suburb
Pennsylvania:	• 46,800 square foot indoor cultivation and processing facility in Reading, Pennsylvania
Utah	• 5,000 square foot indoor cultivation and processing facility in Ogden, Utah

Manufacturing

We manufacture, assemble and package cannabis finished goods across a variety of product segments:

i.	Inhalable: flower, dabbable concentrates (e.g., budder, wax, crumble, shatter, live resin, sauce, terpene sugar), pre-filled vaporizer pens and cartridges.
ii.	Ingestible: capsules, tinctures, and cannabis product edibles including chocolates, gummies, mints, fruit chews and dissolvable mouth strips.

We have wholesale operations in Arizona, Colorado, Maryland, Nevada, Pennsylvania and Utah. Manufactured products are sold to third parties and distributed to our owned and operated retail dispensaries.

We seek to maintain strict brand and quality assurance standards and implement standard operating procedures across our cultivation and processing facilities to ensure product continuity and customer experience.

Sources and Availability of Materials

Almost all of the raw material input, except packaging materials, used by us to produce finished cannabis consumer packaged goods are cultivated or processed internally for further use in the manufacturing process. The cultivation, extraction and production of cannabis and derivative products is dependent, however, on a number of key inputs and their related costs, including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, such as the raw material cost of cannabis, could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. We purchase key inputs on a purchase order basis from suppliers at market prices based on our production requirements and anticipated demand. Our management believes that we will have access to a sufficient supply of the key inputs for the foreseeable future.

Principal Products or Services

Our principal products are inhalable, ingestible, and topical cannabis products. The product lines are generally uniform across markets with minor differences among offerings and product packaging as required by market specific regulations, especially in flower given the agricultural nature of the product and differing agricultural climates by state.

Our brands include:

•	Avenue – small batch, handcrafted flower and proprietary strains. Available in flower and prerolls.
•

CBX SCIENCES – products that combine cannabinoids and terpenes with complementary botanical ingredients to activate and engage the Endocannabinoid System. Available in tincture, capsule, and vape formats.

•	EVOLAB – cannabis branded products include oils and vape products.
•	ALCHEMY – showcases the true effects of popular strains, combining the cannabis plant’s full spectrum of terpenes and purified cannabinoids.
•	CHROMA – offers a blend of cannabinoids and a standardized hybrid blend of terpenes.
•	CO2LORS – an oil that pairs Chroma with all-natural fruit terpenes to create a flavored vape.
•	GOODSUN – offers a variety of classic products. GoodSun products are distributed in Utah only.
•	MODERN FLOWER – dense cannabis buds grown with purified water and without synthetic pesticides. These are available in dessert strains, flower, and prerolls.
•	ROLL ONE – a line of locally sourced, good quality at everyday value, all-natural cannabis flower.

Additionally, we produce over 40 strains and product formulations targeted to specific consumer use-cases and employ processing techniques including carbon dioxide extraction, ethanol extraction, carbon filtering and short- path/thin-film distillation.

All products sold have passed state-mandated third party testing as required by applicable law to help assure that they do not contain impermissible levels of toxins, microbials and other harmful substances, are inventoried in comprehensive seed-to-sale tracking software to minimize product slippage and deviated inventory and meet our requirements for quality assurance and reliability.

Licensing Fees

We also receive revenue pursuant to agreements whereby third-parties either license the right to operate some or all aspects of certain cultivation or processing facilities we own or act as an agent in performing operations using licenses we own. The terms of these agreements vary in fee structure and other terms. We pay the service provider a fee for its services or in the case of licenses, the licensor pays us a license fee. The determination of recording revenues under these contracts is based on our analysis of the contract terms under the guidance in Topic 606 (principal versus agent considerations). A significant portion of our license revenue is recorded on a gross basis as a result.

Omnichannel Distribution

Products sold at our retail stores are delivered directly to our stores primarily by our internal cultivation and processing facilities. Our primary retail presence is traditional brick and mortar. However, as regulations allow, we will continue to expand our e-commerce, in-store guest pick-up and direct to consumer delivery capabilities as part of our commitment to providing a consistent retail brand experience no matter where the consumer might be.

Retail Strategy, Footprint and Planned Expansion

We have invested substantial resources in developing customer-friendly store designs and floorplans. Each store has a consistent layout and color palette, creating a similar experience at our various locations.

Members of our management team have experience in real estate development, and this has enabled us to secure premium locations for dispensaries we have opened. Typically, we seek locations with high foot traffic and good visibility. We consider location, population/demographics and competitive dynamics when selecting retail locations.

Principal Milestones & Business Objectives

Our principal milestones and business objectives over the next 12-month period include improving financial performance, increasing operational efficiencies, continued asset development and completing pending acquisitions and divestitures.

Research and Development

Our research and development activities have primarily focused on developing and testing different nutrient blends and lighting as part of efforts to increase the efficiency of the processes used to produce our products. We also experiment with plant spacing and yield trialing, cannabis variety trialing and breeding, and improved pest management techniques. We also engage in research and development activities focused on developing new extracted or infused products.

Financial Highlights and Revenue Streams

We have consolidated financial statements and operate in one segment, the cultivation, processing and sale of cannabis products to third-party licensed retail customers as well as direct sales of products to consumers in our retail stores. As of December 31, 2020, we had revenue in nine markets (Arizona, California, Colorado, Florida, Maryland, Nevada, North Dakota, Pennsylvania and Utah).

Geographic Information

As of December 31, 2020, we operated in nine U.S. states: Arizona, California, Colorado, Florida, Maryland, Nevada, North Dakota, Pennsylvania and Utah and have two provisional licenses in Massachusetts. In addition, we own CO2 extraction, distillation, purification and manufacturing technology used to produce a line of cannabis topicals, vapes and gems featuring cannabinoids and a hemp-derived product line sold in Colorado.

Significant Customers

Our customers consist of individuals who make purchases at our retail dispensaries and customers who purchase our products at wholesale for resale. In addition, we entered into an agreement with one company to sell non-cannabis supplies, license certain of our technology and provide management services. This company resulted in 10% or more of our consolidated net revenue during fiscal 2019. Currently, we are not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on our business.

Working Capital and Backlog

We cultivate and produce internally substantially all of the products we sell to inventory (rather than to order). Once we have inventory available for sale to our wholesale customers, we notify our customer base, at which point they may place their orders with us. Under these processes, we do not currently carry a backlog of orders from one time period to the next.

For additional details on Liquidity and Capital Resources, see Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Intellectual Property—Trademarks

We regularly seek to protect our intellectual property rights in connection with our operating names (e.g., Harvest, Harvest House of Cannabis and EvoLab), our brand names (e.g., Roll One, Modern Flower, GoodSun, Evolab, Chroma, Co2lors, Alchemy and CBX Sciences). The U.S. trademark statute, The Lanham Act, allows for the protection of trademarks and service marks on products and services used, or intended for use, lawfully. Because cannabis-related products and services remain illegal at the federal level under the Controlled Substances Act, we are not able to fully protect our intellectual property at the federal level; therefore, we currently seek trademark protections at the state level where commercially feasible. Nonetheless, our success depends upon other areas of our business such as product development and design, production and marketing and not exclusively upon trademarks and trade secrets.

From the time we became licensed to cultivate marijuana, we have developed proprietary cultivation techniques. We have also developed certain proprietary intellectual property for carbon dioxide extraction, distillation, purification and manufacturing technology used to produce a line of cannabis topicals, vapes and gems featuring cannabinoids and a hemp-derived product line, including production best practices, procedures and methods. This requires specialized skills in cultivation, extraction and refining.

We rely on non-disclosure/confidentiality agreements to protect our intellectual property rights. To the extent we describe or disclose our proprietary cultivation or extraction techniques in our applications for cultivation or processing licenses, we redact or request redaction of such information prior to public disclosure.

We own several website domains, including www.harvesthoc.com, numerous social media accounts across all major platforms and various phone and web application platforms.

We have successfully registered or received allowances of 30 federal trademark applications in the United States in addition to registration of over 100 state trademarks and tradenames in four states for operations conducted and brands offered within those jurisdictions. Where commercially feasible, we will proactively seek intellectual property protection for newly developed brands as well as for expansion of existing brands across current markets and into new markets. For additional details on the risks associated with the limited trademark protection, see Item 1A—“Risk Factors” with respect to intellectual property.

Environmental Compliance

Expenditures for compliance with federal, state and local environmental laws and regulations are consistent from year to year and are not material to our financial performance. We are materially compliant with all applicable regulations and do not knowingly use materials that would pose any known risk under normal conditions.

Contractual Arrangements

We utilize contractual arrangements with licensees when necessary to comply with state regulatory requirements in certain states. Partnering with one or more licensees provides us with the opportunity to mitigate certain operational and financial risks while ensuring continued compliance with the applicable regulatory guidelines. Currently, we have contractual arrangements with licensees in the following states: Arizona, California, Maryland, Nevada, North Dakota and Pennsylvania. See Item 1—”Regulation of the Cannabis Market at State and Local Levels” below.

Human Capital

As of December 31, 2020, we had approximately 1,077 employees, approximately 994 of whom were full-time, and approximately 41 of whom were subject to a collective bargaining agreement. We believe we have a good relationship with our employees and with the labor organization representing those 41 bargaining unit employees. We make available to all of our full-time employees a benefits package that includes medical, dental and vision insurance, a flexible spending plan, prescription drug coverage, group life insurance, short-term and long-term disability insurance and a traditional 401(k) Plan. Also available to higher level salary employees are competitive incentives and various stock options.

We believe in building a diverse team, and we strive to make our company a welcoming space where everyone can make an impact on our success. We encourage talented people from all backgrounds to join us and strive to make our company a place of inclusion. To this end, we have an employee diversity task force, led by one of our board members and including high level company executives. The task force focuses on concentrated efforts to bring in diversified talent and to create a place of inclusion for them to work.

We are invested in the development of our employees and provide training opportunities on an ongoing basis. We facilitate training through our own internal Learning & Development (L&D) Team comprised of individuals with significant experience relative to employee training. The team provides training in such areas as compliance and hiring, and the team uses role-based training across all vertical lines of business.

We take seriously the health and safety of our employees and customers and so, during the COVID 19 pandemic, we have implemented extended health and safety protocols in all of our locations. These protocols require appropriate social distancing where work duties permit, allow individuals who are able to fulfill their work duties remotely to work from home, require masks and/or face coverings while individuals are in the workplace, institute regular cleaning and sanitization measures, and put in place appropriate reporting and communication procedures to ensure maintenance of required confidentiality while also providing sufficient information for employees to make educated decisions regarding their health. We monitor and follow relevant guidance from the Center for Disease Control and other health and safety experts.

We are committed to providing a safe and secure work environment in accordance with applicable labor, safety, health, anti-discrimination and other workplace laws. We strive for all our employees to feel safe and empowered at work. To that end, we maintain a hotline that employees can call, with the option of remaining anonymous, to voice concerns. We have written policies that explicitly prohibit retaliation against an individual who reports a concern or assists with an inquiry or investigation and which prohibit unlawful harassment and/or discrimination.

Competitive Conditions and Our Position

We employ a multi-tiered approach to entering markets and building out our operational footprint. Historically, we have won licenses organically, completed tuck-in acquisitions of licenses and/or operational facilities and pursued large strategic acquisitions. We evaluate each market and associated opportunities to determine an appropriate strategy for market entry and development. In some instances, we have developed a fully vertically integrated supply chain from seed to sale, building out cultivation, processing, and retail operations. In some markets, we operate only retail operations. Historically, we have pursued opportunities in limited license markets with higher barriers to entry presenting an opportunity for higher returns or the development of strategic opportunities. In some markets where barriers to entry are lower, we have been able to win licenses organically, allowing for a relatively low cost of market entry or complete tuck in acquisitions of existing retail locations.

The industry is highly competitive with many operators including larger players and smaller regional and local enterprises. We face competition from other companies that may have greater resources, access to public equity markets, more experienced management or may be more mature as a business. The vast majority of both manufacturing and retail competitors in our markets consist of localized businesses (i.e. doing business in only a single state market). There are several multi-state operators that we compete directly with in many of our operating markets. Aside from this direct competition, out-of-state operators that are capitalized well enough to enter those markets through acquisitive growth are also considered part of the competitive landscape. Further, we believe we face competition from manufacturers of other consumer products, such as those in the pharmaceuticals, alcohol, tobacco, health and beauty and functional wellness industries, as potential competitors. Product quality, performance, new product innovation and development, packaging, customer experience and consumer price/value are important differentiating factors. Similarly, as we continue to enter new markets, we will encounter new direct competitors.

See Item 1A—“Risk Factors” – We face intense competition in a new and rapidly growing industry by legitimate companies with more experience and financial resources than we have and by unlicensed and unregulated participants”.

Regulation of Cannabis in the United States

Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we operate through our subsidiaries. We currently operate facilities or provides services to cannabis dispensaries in Arizona, California, Colorado, Florida, Maryland, Nevada, North Dakota, Pennsylvania and Utah, with two provisional licenses in Massachusetts. In addition, we own CO2 extraction, distillation, purification and manufacturing technology used to produce a line of cannabis topicals, vapes and gems featuring cannabinoids and a hemp-derived product line sold in Colorado. We will evaluate, monitor and reassess this disclosure, and any related risks, on an ongoing basis and the same will be supplemented and amended to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws or regulations regarding cannabis regulation. Any non-compliance, citations or notices of violation which may impact our licenses, business activities or operations will be promptly disclosed.

Regulation of Cannabis in the United States Federally

The United States Supreme Court has ruled that Congress has the constitutional authority to enact the existing federal prohibition on cannabis.

The United States federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 801 et seq.), which places controlled substances, including “marihuana” (also commonly known as marijuana), in a schedule. The sale of “marihuana” is illegal under the Controlled Substances Act and, for purposes of this Annual Report on Form 10-K, the term “cannabis” means “marihuana” as set forth in the Controlled Substances Act and is used interchangeably with the term “marijuana”.

Cannabis is classified as a Schedule I drug. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. With the limited exceptions of Epidiolex, a pharmaceutical derived from the cannabis extract cannabidiol (“CBD”), the United States Food and Drug Administration (the “FDA”) has not approved marijuana as a safe and effective drug for any indication. The FDA has also approved certain drugs that incorporate synthetically derived cannabinoids. Marinol and Syndros have been approved by the agency for therapeutic uses in the United States, including for the treatment of anorexia associated with weight loss in AIDS patients. Marinol and Syndros include the active ingredient dronabinol, a synthetic delta-9- tetrahydrocannabinol (“THC”), which is considered the psychoactive component of cannabis. Another FDA-approved drug, Cesamet, contains the active ingredient nabilone, which has a chemical structure similar to THC and is synthetically derived. Moreover, under the 2018 Farm Bill or Agriculture Improvement Act of 2018 (the “Farm Bill”), cannabis remains a Schedule I controlled substance under the Controlled Substances Act, with the exception of “hemp” and extracts derived from hemp (such as CBD) with a THC concentration of less than 0.3% on a dry weigh basis.

Unlike in Canada, which has federal legislation uniformly governing the cultivation, distribution, sale and possession of medical marijuana under the Access to Cannabis for Medical Purposes Regulations, marijuana is largely regulated at the state level in the United States.

State laws that permit and regulate the production, distribution and use of cannabis for adult use or medical purposes are in direct conflict with the Controlled Substances Act, which makes cannabis use and possession federally illegal. Although certain states and territories of the U.S. authorize medical or recreational cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminal acts under federal law under any and all circumstances under the Controlled Substances Act. Although our activities are compliant with applicable United States state and local law, strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under United States federal law, nor may we provide a defense to any federal proceeding which may be brought against us.

As of December 31, 2020, 36 states plus the District of Columbia (and the territories of Guam, Puerto Rico, and the U.S. Virgin Islands), have legalized the cultivation and sale of cannabis for medical purposes. In 14 states (and the territories of Guam and the Northern Mariana Islands), the sale and possession of cannabis is legal for both medical and adult use, and the District of Columbia has legalized adult use but not commercial sale. Voters in five of these states approved the legalization on November 3, 2020.

The risk of federal enforcement and other risks associated with our business are described in Item 1A—“Risk Factors.”

Regulation of the Cannabis Market at State and Local Levels

Below is a summary overview of the licensing and regulatory framework in the markets where we are expected to hold licenses, rights to operate or where our subsidiaries are expected to be actively expanding into the cannabis industry.

Arizona

Arizona Regulatory Landscape

In December 2010, Arizona voters passed the Arizona Medical Marijuana Act (the “AMMA”), A.R.S. Section 36- 2801 et seq. The AMMA went into effect on April 14, 2011, making Arizona the fifteenth state to adopt a medical marijuana law. The AMMA designates the Arizona Department of Health Services (the “ADHS”) as the licensing and issuing authority for the Arizona Medical Marijuana Program. The ADHS has adopted rules and regulations for developing and implementing the Arizona Medical Marijuana Program. These rules and regulations are set forth in the Arizona Administrative Code Title 9, Chapter 17.

The first medical marijuana licenses in Arizona were issued in 2012 and Arizona currently has over 120 open dispensaries.

Arizona Proposition 207, also known as the Smart and Safe Arizona Act, was a voter initiative to legalize the adult recreational use of marijuana that was approved by voters on November 3, 2020. The Smart and Safe Arizona Act directs the Arizona State Department of Health Services to establish rules for retail marijuana sales by June 1, 2021, allow marijuana to be subject to state and local sales taxes like other retail items, and would impose an additional 16% excise tax on marijuana products. On January 22, 2021, we recorded the first sale and started offering access to regulated and legal cannabis products to our customers.

Licenses in Arizona

We own, control or have contractual arrangements with entities that hold a total of 19 licenses to operate cultivation and processing facilities and retail medical cannabis dispensaries in the State of Arizona.

Arizona Licenses and Regulations

Arizona state licenses are renewed annually. Each year, licensees are required to submit a renewal application per guidelines published by the ADHS. While renewals are annual, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable licenses, we would expect to receive the applicable renewed license in the ordinary course of business. While our compliance controls have been developed to mitigate the risk of any material violations of a license arising, there is no assurance that our licenses will be renewed in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process could impede our ongoing or planned operations and have a material adverse effect on our business, financial condition, results of operations or prospects.

Arizona is a vertically integrated system so that each license permits the holder to acquire, cultivate, process, distribute and/or dispense, deliver, manufacture, transfer, and supply medical marijuana in compliance with the AMMA and ADHS rules and regulations.

Arizona Reporting Requirements

The State of Arizona uses the ADHS Medical Marijuana Verification System (“ADHS MMV”) to validate card holders, verify allotment amounts and track all retail transactions for Arizona qualified patients. The ADHS MMV system is also used annually by license holders to renew the dispensary registration certificate.

We use Leaf Logix software as our computerized, seed-to-sale tracking and inventory system. Individual licensees whether directly or through third-party integration systems are required to capture and retain all information pertaining to the acquisition, possession, cultivation, manufacturing, delivery, transfer, transportation, supplying, selling, distributing, or dispensing of medical marijuana, to meet all reporting requirements for the State of Arizona.

California

California Regulatory Landscape

In 1996, California became the first state to permit the use of medical marijuana by qualified patients through Proposition 215, the Compassionate Use Act of 1996 (“CUA”). In 2003, Senate Bill 420 (the “Medical Marijuana Program Act”) was enacted to clarify the scope and application of the CUA, which also created the “collective” commercial model for medical marijuana transactions. In September 2015, the California legislature took the next step and established the framework for a statewide medical marijuana program when it passed three bills collectively known as the Medical Marijuana Regulation and Safety Act (“MMRSA”), which was further amended in 2016 and renamed the “Medical Cannabis Regulation and Safety Act” (“MCRSA”). MCRSA established a comprehensive licensing and regulatory framework for medical marijuana businesses in California. The system created multiple license types for cultivation, processing, distribution, transportation, sales (including delivery only) and testing – including subcategories for the various activities, such as volatile and non-volatile licenses types for edible infused product manufacturers depending on the specific extraction methodology, and different licenses for cultivators depending on canopy size and cultivation medium. MRSCA set forth uniform operating standards and responsibilities for licensees. Under MCRSA, multiple agencies would oversee different aspects of the program alongside a newly established Bureau of Medical Cannabis Regulation within the California Department of Consumer Affairs that would control and govern how cannabis businesses would operate. All commercial cannabis businesses would require a state license and local approval to operate.

Subsequently, in November 2016, voters in California overwhelmingly passed Proposition 64, the “Adult Use of Marijuana Act” (“AUMA”), legalizing adult-use of cannabis by individuals 21 years of age or older. AUMA established a regulatory program for adult-use cannabis businesses and had some conflicting provisions with MCRSA. So, in June 2017, the California State Legislature passed Senate Bill No. 94, known as Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which amalgamates MCRSA and AUMA to provide a single system with uniform regulations to govern both medical and adult-use cannabis businesses in the State of California. The legislature also enacted subsequent technical “fix it” bills, such as California Assembly Bills No. 133 and 266, further refining cannabis laws and the calculation of application cultivation and excise taxes. The three main agencies that regulate medical and adult-use marijuana businesses at the state level today are Bureau of Cannabis Control (“BCC”), California Department of Food and Agriculture CalCannabis Cultivation Licensing (“CDFA”), and California Department of Public Health’s Manufactured Cannabis Safety Branch (“CDPH”). Additionally, the California Department of Tax and Fee Administration oversees the collection of taxes from cannabis businesses. Various other state agencies play more minor roles in licensing and operational approval, such as the Department of Pesticide Regulation and Department of Fish and Wildlife for certain cultivation activities. The BCC, CDFA, and CDPH promulgated regulations to give effect to the general framework for the regulation of commercial medicinal and adult-use cannabis in California created by MAUCRSA, with each set of final regulations adopted by each agency on January 16, 2019. In addition, the CUA remains valid law, but the medical marijuana “collective” model is now illegal as of January 9, 2019.

In order to legally operate a medical or adult-use cannabis business in California, the operator must have both local approval and state licensure for each type of commercial cannabis activity conducted at a specified business premises (and only one type of commercial cannabis activity may be conducted at a licensed premises, but there may be multiple premises on a given piece of real estate so long as they are sufficiently separated in accordance with MAUCRSA). Cities and counties in California have discretion to determine the number and types of licenses they will issue to marijuana operators or can choose to limit or outright ban commercial cannabis activities within their jurisdiction. This limits cannabis businesses to cities and counties with marijuana licensing or approval programs.

Temporary cannabis licenses under MAUCRSA began to issue to operators on January 1, 2018, when MAUCRSA took full effect. Temporary cannabis licenses (so long as the business also has prior local approval) allow cannabis businesses to open their doors without an annual license. All cannabis businesses in California must eventually secure an annual license to operate for twelve-month periods. As of January 1, 2019, the state will no longer issue or renew temporary commercial cannabis licenses, and the legislature created provisional licenses to ensure continued operations while businesses wait on annual licensure. We began acquiring and/or applying for and receiving marijuana medical and adult- use licenses throughout the state of California in 2018. We only operate in California cities with clearly defined marijuana licensing programs.

Licenses and Permits in California

We own, control or have contractual arrangements with entities that hold a total of nine licenses to operate cultivation and processing facilities, distribution and/or retail cannabis dispensaries in the State of California.

California Licenses and Regulations

California state annual licenses must be renewed annually. Each year, licensees are required to submit a renewal application per regulations published by BCC. While renewals are annual, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, there are no material violations noted against the applicable license, and there are no changes in ownership of the business or major changes to the operations of the business, we would expect to receive the applicable renewed license in the ordinary course of business. While our compliance controls have been developed to mitigate the risk of any material violations of a license arising, there is no assurance that our licenses will be renewed in the future in a timely manner, and this does not account for the individual renewal processes for necessary local entitlements to maintain the required local approval (see below). Any unexpected delays or costs associated with the licensing renewal process could impede our ongoing or planned operations and have a material adverse effect on our business, financial condition, results of operations or prospects. Additionally, the legislative and regulatory requirements are subject to change.

The renewal process for local entitlements is different in each jurisdiction and for each type of entitlement. For example, a conditional use permit or development agreement may last for a number of years, but a city may also require that an applicant obtain a local business license or tax certificate that must be renewed annually. This will require a detailed focus on each local jurisdiction’s laws and regulations, as well as the terms of any local entitlement. Ultimately, we would expect to obtain renewed local entitlements along the same lines as state entitlements, and subject to the same caveats.

California Reporting Requirements

The State of California uses Metric, LLC’s Marijuana Enforcement Tracking Regulation and Compliance (“METRC”) system as the state’s track-and-trace (“T&T”) system used to track commercial cannabis activity and movement across the distribution chain (“seed-to-sale”). The METRC system is in the process of being implemented statewide. Applicants for annual licensure with the BCC and the other state agencies are each required to designate T&T account managers who must register for METRC training. The METRC system allows for third-party vendors to interface with the METRC system and obtain access to the California Cannabis T&T system’s Application Programming Interface (“API”).

Colorado

Summary of Colorado Regulations

On November 7, 2000, Colorado voters approved Amendment 20, which amended the state constitution to allow the use of marijuana in the state by approved patients with written medical consent. Conditions recognized for medical marijuana in Colorado include: cancer, chronic pain, epilepsy, HIV/AIDS, multiple sclerosis and nausea.

Amendment 64 passed on November 6, 2012, which amended the state constitution to establish a cannabis program in Colorado and permit the commercial cultivation, manufacture and sale of marijuana to adults 21 years of age or older. The commercial sale of marijuana for adult use to the general public began on January 1, 2014 at cannabis businesses licensed under the regulatory framework.

In Colorado, cannabis businesses must comply with local licensing requirements in addition to state licensing requirements in order to operate. Colorado localities are allowed to limit or prohibit the operation of marijuana cultivation facilities, product manufacturing facilities or retail dispensary facilities.

Colorado License and Regulations

There are three principal license categories in Colorado: (1) cultivation, (2) product manufacturer and (3) medical center/retail store. Each facility is authorized to engage only in the type of activity for which it is licensed. A licensee must apply for renewal before the expiration date of a license.

We own two licenses to operate products manufacturing and retail products manufacturing facilities in the State of Colorado. We also own CO2 extraction, distillation, purification and manufacturing technology used to produce a line of cannabis topicals, vapes and gems featuring cannabinoids and a hemp-derived product line sold in Colorado.

Regulations for the production and sale of marijuana in Colorado are published through the Marijuana Enforcement Division of the Department of Revenue (the “MED”).

Colorado Reporting Requirements

Colorado uses METRC as the MED’s marijuana inventory tracking system for all medical and adult use licensees. Marijuana is required to be tracked and reported with specific data points from seed to sale through METRC for compliance purposes under Colorado marijuana laws and regulations.

Florida

Florida Regulatory Landscape

In 2014, the Florida Legislature passed the Compassionate Medical Cannabis Act which was the first legal medical cannabis program in the state’s history. The original Compassionate Medical Cannabis Act only allowed for low-THC cannabis (Charlotte’s Web strain) to be dispensed and purchased by patients suffering from cancer and epilepsy.

In 2016, the Legislature passed the Right To Try Act which allowed for full potency cannabis to be dispensed to patients suffering from a diagnosed terminal condition. Also, in 2016, the Florida Medical Marijuana Legalization Initiative (also known as Amendment 2) was introduced by citizen referendum and passed with a 71.3% majority on November 8. This Act amended the state constitution and mandated an expansion of the state’s medical cannabis program.

Amendment 2, and the expanded qualifying medical conditions, became effective on January 3, 2017. The Florida Department of Health, physicians, dispensing organizations, and patients are bound by Article X Section 29 of the Florida Constitution and 381.986 Florida Statutes.

On June 9, 2017, the Florida House of Representatives and Florida Senate passed respective legislation to implement the expanded program by replacing large portions of the existing Compassionate Medical Cannabis Act, which officially became law on June 23, 2017.

License in Florida

We own the entity that holds a medical marijuana dispensary license and is authorized to operate as a Medical Marijuana Treatment Center that can produce, process and dispense medical marijuana and marijuana products.

Florida Licenses and Regulations

There is one principal license category in Florida: vertically integrated MMTC license. We are licensed to operate one medical cannabis cultivation/processing facility and an unlimited number of medical dispensaries. All licenses are, as of the date hereof, active with the State of Florida. The licenses are independently issued for each approved activity for use at our facilities in Florida.

Licenses are issued by the Florida Department of Health and must be renewed biennially, provided the license meets the requirements under Florida law and the license holder pays a renewal fee. License holders can only own one license. Currently, the dispensaries can be in any geographic location within the state, provided that the local municipality’s zoning regulations authorize such a use, the proposed site is zoned for a pharmacy and the site is not within 500 feet of a church or school.

The MMTC license permits us to sell medical cannabis to qualified patients to treat certain medical conditions in Florida, which are delineated in Florida Statutes Section 386.981. As our operations in Florida are vertically integrated, we are able to cultivate, harvest, process and sell/dispense/deliver its own medical cannabis products. Under the terms of its Florida license, we are permitted to sell medical cannabis only to qualified medical patients that are registered with the State. Only certified physicians who have successfully completed a medical cannabis educational program can register patients on the Florida Office of Compassionate Use Registry.

Florida Reporting Requirements

The Florida Department of Health requires that any licensee establish, maintain, and control a computer software tracking system that traces cannabis from seed to sale and allows real-time, 24-hour access by the Florida Department of Health to data. The tracking system must allow for integration of other seed-to-sale systems and, at a minimum, include notification of when marijuana seeds are planted, when marijuana plants are harvested and destroyed, and when cannabis is transported, sold, stolen, diverted, or lost. Additionally, the Florida Department of Health also maintains a patient and physician registry and we must comply with all requirements and regulations relative to providing required data or proof of key events to said system.

Maryland

Maryland Regulatory Landscape

In 2012, a state law was enacted in Maryland to establish a state-regulated medical marijuana program. Legislation was signed in May 2013 and the program became operational on December 1, 2017. The Maryland Medical Cannabis Commission (the “MMCC”) regulates the state program and awarded operational licenses in a highly competitive application process. 102 dispensary licenses were awarded out of a pool of over 800 applicants, while an original 15 cultivation licenses were awarded out of a pool of nearly 150 applicants. In April 2018, Maryland lawmakers agreed to expand the state’s medical marijuana industry by authorizing an additional 20 licenses, seven for cultivation and 13 for processing. The state program was written to allow access to medical marijuana for patients with any condition that is considered “severe” for which other medical treatments have proven ineffective, including: chronic pain, nausea, seizures, glaucoma and PTSD.

Licenses in Maryland

We own or manage entities that hold licenses to operate one cultivation and processing facility and three retail medical cannabis dispensaries in the State of Maryland.

Maryland Licenses and Regulations

There are three principal license categories in Maryland: (1) cultivation, (2) processing and (3) dispensary. We have control and/or ownership over one cultivation license, one processing license and three retail dispensaries. All licenses are, as of the date hereof, active with the State of Maryland. The licenses are independently issued for each approved activity for use at our facilities in Maryland.

All cultivation, processing and dispensary establishments must register with the MMCC under the provisions of the Maryland Medical Cannabis Law, Md. Code, Health-Gen § 13-3301 et seq. If applications contain all required information, establishments are issued a medical marijuana license.

Licenses are valid for a period of six years and are subject to annual renewals after required fees are paid and the business remains in good standing. After the first expiration of the approved license, the dispensary, cultivation and processing licensee is required to renew every four years. Licensees are required to submit a renewal application per the guidelines published by the MMCC. 90 days prior to the expiration of a license, the MMCC notifies the licensee of the date on which the license expires and provides the instructions and fee required to renew the license along with the consequences of failure to renew. At least 30 business days before a license expires, the licensee must submit the renewal application as provided by the MMCC. The annual licensing fee for a grower is $125,000; $40,000 for a processor; and $40,000 for a dispensary.

The medical cultivation licenses permit us to cultivate, manufacture, package and distribute medical cannabis to licensed processors, licensed dispensaries or registered independent testing laboratories.

The medical processing license permits us to transform the medical cannabis into another product or extract, and package and label medical cannabis.

The retail dispensary licenses permit us to acquire, possess, repackage, process, transfer, transport, sell, distribute, or dispense products containing medical cannabis, related supplies, related products including tinctures, aerosols, oils, or ointments, or educational materials for use by a qualifying patient or caregiver.

Maryland Reporting Requirements

The State of Maryland uses METRC as the state’s computerized T&T system for seed-to-sale. Individual licensees whether directly or through third-party integration systems are required to push data to the state to meet all reporting requirements. We use a third-party application for its computerized seed to sale software, which integrates with the state’s Metric program and captures the required data points for cultivation, manufacturing and retail as required in the Maryland Medical Cannabis law.

Massachusetts

Massachusetts legalized medical marijuana when voters passed the Massachusetts Medical Marijuana Initiative, Question 3, in 2012. Adult use marijuana became legal in Massachusetts as of December 15, 2016, following a ballot initiative in November 2016. Dispensaries for the adult use of cannabis in Massachusetts began operating in July 2018.

In Massachusetts, Medical Marijuana Treatment Centers (“MTC”) are “vertically-integrated,” which means MTCs grow, process and dispense their own marijuana. An MTC must have a retail facility, as well as cultivation and processing operations. Some MTCs elect to conduct cultivation, processing and retail operations all in one location, which is commonly referred to as a “co-located” operation. An MTC may also choose to have a retail dispensary in one location and grow marijuana at a remote cultivation location. An MTC may process marijuana at either a retail dispensary location or a remote cultivation location. The remote cultivation location need not be in the same municipality, or the same county, as the retail dispensary.

Massachusetts Licenses and Regulations

There are two principal license categories in Massachusetts: medical licenses and adult use licenses. We have been issued an adult use Provisional Marijuana Cultivator License and an adult use Provisional Marijuana Retailer License. All provisional licenses are, as of the date hereof, pending approval from the State of Massachusetts. The licenses are independently issued for each approved activity for use at our facilities in Massachusetts.

The Massachusetts Department of Public Health was the regulatory body that oversaw the original Massachusetts medical program, including all cultivation, processing and dispensary facilities. The Cannabis Control Commission (the “CCC”), a regulatory body created in 2018, now oversees the medical and adult use programs, including licensing of cultivation, processing and dispensary facilities. The Cannabis Control Commission certified certain MTCs as priority applicants in 2018 if the MTC demonstrated that it had at least a provisional Certificate of Registration prior to April 1, 2018.

Each Massachusetts dispensary, cultivator and processor license is valid for one year and must be renewed no later than 60 calendar days prior to expiration. The CCC can deny or revoke licenses and renewals for multiple reasons, including (a) submission of materially inaccurate, incomplete or fraudulent information, (b) failure to comply with any applicable law or regulation, including laws relating to taxes, child support, workers compensation and insurance coverage, (c) failure to submit or implement a plan of correction, (d) attempting to assign registration to another entity, (e) insufficient financial resources, (f) committing, permitting, aiding or abetting of any illegal practices in the operation of the MTC, (g) failure to cooperate or give information to relevant law enforcement related to any matter arising out of conduct at an MTC and (h) lack of responsible MTC operations, as evidenced by negligence, disorderly or unsanitary facilities or permitting a person to use a registration card belonging to another person.

Our Provisional Marijuana Cultivator and Provisional Marijuana Retailer licenses permit us to cultivate, process and dispense adult use cannabis upon payment of a license fee, complete agent registrations, connection with the CCC’s seed-to-sale tracking system (METRC), completion of architectural review, conduct post-provisional license inspection, receipt of a final license, and completion of post-final license inspection.

Massachusetts Reporting Requirements

The Commonwealth of Massachusetts uses the MMJ Online system through the Virtual Gateway portal as the state’s computerized T&T system for seed-to-sale reporting. Individual licensees, whether directly or through third-party integration systems, are required to push data to the state to meet all reporting requirements.

Once operations commence in Massachusetts, we plan to use a third-party computerized seed-to-sale software, which integrates with the state’s program and captures the required data points for cultivation, manufacturing and retail as required in the Massachusetts marijuana laws and regulations.

Nevada

Nevada Regulatory Landscape

Nevada became a medical marijuana state in 2001. In 2013, the Nevada legislature passed SB374, providing for state licensing of medical marijuana establishments. On November 8, 2016, Nevada voters passed the Nevada Marijuana Legalization Initiative, also known as Question 2, allowing for the sale of marijuana for adult use starting on July 1, 2017. In 2018, the Nevada Department of Taxation (the “DOT”) opened up applications for additional adult use marijuana dispensary licenses. In December 2018, 61 additional marijuana dispensary licenses were issued by the DOT. Effective July 1, 2020, the Cannabis Compliance Board obtained regulatory oversight authority from the DOT.

Licenses in Nevada

Upon completion of our planned acquisition of GreenMart which is subject to regulatory approval, we will hold a State of Nevada Medical Cannabis Cultivation Establishment Certificate and a State of Nevada Cannabis Cultivation Facility License enabling us to operate a cultivation and processing facility in the State of Nevada. Pending completion of the acquisition of GreenMart, we entered into a management services agreement with GreenMart effective August 14, 2020 whereby we agreed to manage all aspects of GreenMart’s business including the ramp up of cannabis cultivation and production.

Nevada Licenses and Regulations

There are three principal license categories in Nevada: (1) cultivation, (2) processing and (3) dispensary. GreenMart is licensed to operate a medical and adult use cultivation facility. These licenses are, as of the date of filing this Annual Report on Form 10-K, active with the State of Nevada. The licenses are independently issued for each approved activity for use at GreenMart’s facility in Nevada.

Under applicable laws, the licenses permit GreenMart to cultivate, process, package and sell marijuana pursuant to the terms of the licenses, which are issued by the Cannabis Compliance Board under the provisions of Nevada Revised Statutes section Title 56. If applications contain all required information, establishments are issued a medical cannabis establishment registration certificate. In a local governmental jurisdiction that issues business licenses, the issuance by the Cannabis Compliance Board of a medical cannabis establishment registration certificate is considered provisional until the local government has issued a business license for operation and an establishment is in compliance with all applicable local governmental ordinances. Final registration certificates are valid for a period of one year and the Nevada Cannabis Compliance Board shall issue a renewal license within ten days after the receipt of a renewal application and applicable fee if the license is not then under suspension or has not been revoked.

The cultivation license permits GreenMart to cultivate, process, have tested, package and sell marijuana to retail marijuana stores, to marijuana product manufacturing facilities and to other cultivation facilities.

The processing license permits GreenMart to acquire, possess, manufacture, deliver, transfer, transport, supply or sell edible marijuana products or marijuana infused products to other marijuana production facilities or marijuana dispensaries.

In connection with our management of GreenMart, we were issued a Temporary Marijuana Support Business License by the Department of Business License in Clark County, Nevada on August 4, 2020.

Nevada Reporting Requirements

The State of Nevada uses METRC (Marijuana Enforcement Tracking Reporting & Compliance) as the state’s computerized T&T system for seed-to-sale. Effective November 1, 2017, all medical and adult-use marijuana establishments in Nevada must report their establishment data to the state of Nevada via Metrc. Individual licensees whether directly or through third-party integration systems are required to push data to the state to meet all reporting requirements. Upon completion of its acquisition of GreenMart, we plan to use an in-house computerized seed to sale software that will integrate with METRC via API (GreenBits), which captures the required data points for cultivation and manufacturing as required in Nevada Revised Statutes section 453A.

North Dakota

North Dakota Regulatory Landscape

In 2016, North Dakota voters approved a medical marijuana initiative by a vote of 64% to 36%, however, implementation has been slow. North Dakota awarded its first cultivation licenses in May 2018 and retail sales began in March 2019, with a dispensary in Fargo (operated by Acreage Holdings). There are currently licensed dispensaries in Devils Lake, Dickinson, Fargo, Grand Forks, Jamestown, Minot, and Williston. Businesses may have ownership interest in more than one legal entity that holds a dispensary license, but the same legal entity may only possess one dispensary license.

The Division of Medical Marijuana within the North Dakota Department of Health (the “DOH/MM”) is responsible for establishing and implementing the medical marijuana program in the state. The Department of Health has established eight regions within the state where dispensaries may be located. The Department is to register no more than eight medical marijuana dispensaries (one within each region) unless it is determined that additional dispensaries are required to increase access. The State of North Dakota estimates that as many as 4,000 residents will be legally using medical marijuana by summer, 2021.

North Dakota permits a dispensary to transport usable marijuana and medical marijuana waste from the dispensary to a registered qualifying patient or registered designated caregiver. In November 2018, the people of North Dakota voted against a ballot initiative to legalize adult-use marijuana. The 66th Legislative Session (ending May 3, 2019) made several changes to North Dakota’s medical marijuana program. The changes focused on the patient qualification to receive medical marijuana and the Senate removed a limit on the number of marijuana plants to be used at a manufacturing facility. Twelve conditions were added to the list of debilitating medical conditions. The Governor signed the bills containing the legislative changes to the medical marijuana program on April 23, 2019.

Licenses in North Dakota

As of December 31, 2020, we had contractual arrangements with entities that hold a total of 2 licenses to operate cultivation and processing facilities and retail medical cannabis dispensaries in the State of North Dakota. On February 22, 2021, the Company announced that it had completed its divestiture of dispensary assets in North Dakota, and no longer has operations in the state.

North Dakota Reporting Requirements

The State of North Dakota is using BioTrackTHC as their verification system for seed-to-sale tracking, as well as for the registry system for patients, designated caregivers, and compassion center agents. The BioTrackTHC verification and registry systems will meet the needs of the program, including sufficient tracking of inventory and ease of use for potential patients and designated caregivers.

Pennsylvania

Pennsylvania Regulatory Landscape

The Pennsylvania Medical Marijuana Act (“PMMA”) was signed into law on April 17, 2016 under Act 16 and provided marijuana access to state residents with one of 17 qualifying conditions, including epilepsy, chronic pain, and PTSD. Pennsylvania, is the fifth largest U.S. state with over 12 million citizens, operates as a high-barrier market with very limited market participation. The PMMA authorizes only a maximum of 25 cultivation/processing permits and 50 dispensary permits. As part of “Phase 1” of Pennsylvania’s permitting process in 2017, the Pennsylvania Department of Health (“PDOH”), which administers the state’s Medical Marijuana Program, originally awarded only 12 cultivation/processing permits and 27 dispensary permits. Subsequently, in 2018, PDOH conducted “Phase 2” of the permitting process, during which it awarded the remaining 13 cultivation/processing permits and 23 dispensary permits authorized under the PMMA.

Pennsylvania Operations

We have contractual arrangements with entities that hold five permits to operate up to 15 retail medical cannabis dispensaries in Pennsylvania. These entities currently operate six dispensaries in this state.

On March 26, 2020, we acquired all of the issued and outstanding membership interests of Franklin Labs. Franklin Labs holds one grower/processor cannabis permit in Pennsylvania and operates a 46,800 sq. ft. cultivation and processing facility in Reading, Pennsylvania.

We are appealing the PDOH’s July 2019 denial of the renewal of a grower/processor permit issued to AGRiMED. We acquired AGRiMED on May 20, 2019. The PDOH denied renewal because of actions by prior management of AGRiMED that had occurred prior to our acquisition of AGRiMED. On August 28, 2019 AGRiMED filed a Notice of Appeal on the grounds that, among other things, the PDOH is equitably estopped and abused its discretion in refusing to renew AGRiMED’s permit, given AGRiMED’s change in ownership and the PDOH’s awareness of that change and the limited scope of AGRiMED’s operations at the time of the non-renewal, of which the PDOH was similarly aware and failed to provide AGRiMED with an opportunity to respond to or otherwise cure or correct any alleged violations identified by the PDOH. Although we are appealing the PDOH’s denial of the renewal of the grower/processor permit, we cannot predict the outcome. Furthermore, resolution of this matter is subject to inherent uncertainties, and an unfavorable result could occur. An unfavorable result could include the permanent loss of AGRiMED’s grower/processor permit in Pennsylvania. If an unfavorable result were to occur, such a result is not reasonably expected to have a material effect on the results of our consolidated operations.

On July 16, 2020, the Company filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania (Docket No.: 2020-11807 against Agrimed Investors, LLC (“Agrimed Investors”), the former owner of AGRiMED (the “AGRiMED Complaint”). The AGRiMED Complaint seeks a declaratory judgment against Agrimed Investors declaring that the Company is entitled to indemnification for losses stemming from the PDOH’s denial of the renewal of AGRiMED’s grower/processor permit. The Company has voluntarily agreed to stay this case pending developments in its appeal of the PDOH renewal permit denial discussed above.

Pennsylvania Licenses and Regulations

There are two principal license categories in Pennsylvania: (1) cultivation/processing and (2) dispensary. The licenses are independently issued for each approved activity for use at the facilities operated by one of our subsidiaries or the entity that holds the licenses in Pennsylvania.

All cultivation/processing establishments and dispensaries must register with the PDOH. Registration certificates are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. The PDOH must renew a permit unless it determines the applicant is unlikely to maintain effective control against diversion of medical cannabis and the applicant is unlikely to comply with all laws as prescribed under the Pennsylvania medical marijuana program. Under applicable laws, the licenses permit the license holder to cultivate, manufacture, process, package, sell and purchase medical marijuana pursuant to the terms of the licenses, which are issued by the PDOH under the provisions of Medical Marijuana Act and Pennsylvania regulations.

The medical cultivation/processing licenses permit the license holder to acquire, possess, cultivate, manufacture/process into medical marijuana products and/or medical marijuana-infused products, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to medical marijuana dispensaries.

The retail dispensary licenses permit the license holder to purchase marijuana and marijuana products from cultivation/processing facilities, as well as allow the sale of marijuana and marijuana products.

Pennsylvania Reporting Requirements

Pennsylvania uses MJ Freeway as the state’s computerized T&T system. Individual licensees are required to use MJ Freeway to push data to the state to meet all reporting requirements. We use MJ Freeway as its in-house computerized seed to sale software, which integrates with the state’s MJ Freeway program and captures the required data points for cultivation, manufacturing and retail as required in the PMMA and regulations.

Utah

Utah Operations

Utah’s medical cannabis program was introduced in November 2018, when 53% of voters approved “Proposition 2, Medical Marijuana Initiative.” In December 2018, the state legislature passed a bill that legalized medical cannabis but implemented several changes to the Proposition 2 ballot measure, including removing home cultivation rights for patients and adding a requirement that dispensaries employ pharmacists.

The market is divided into three main classes of licenses: cultivation, processing, and retail. In July 2019, the Utah Department of Agriculture and Food (“UDAF”) awarded eight cultivation licenses. In January 2020, the Utah Department of Health awarded 14 retail licenses. The UDAF issues processing licenses on a rolling basis, with processing licenses awarded to 10 companies as of September 30, 2020. All medical cannabis form factors are permitted, as is wholesaling. The market began sales in March 2020.

Our cultivation facility in Ogden, Utah became operational during the third quarter of 2020. We recognized initial wholesale revenue from the facility during the fourth quarter of 2020.

Our Compliance Program

We are classified as having “direct” involvement in the U.S. marijuana industry and are in compliance with applicable licensing requirements and the regulatory framework enacted by each U.S. state in which we operate. Except with respect to AGRiMED as discussed in “Regulatory Overview - Regulation of the Cannabis Market at State and Local Levels – Pennsylvania - Pennsylvania Licenses,” we are not subject to any citations or notices of violation with applicable licensing requirements and the regulatory framework enacted by each applicable U.S. state which may have an impact on its licenses, business activities or operations.

With the oversight of our internal legal department and department leaders, regional regulatory advisors (“Regulatory Advisors”) will oversee, maintain, and implement our compliance program and personnel within their assigned territories. In addition to our internal legal department, we have state and local regulatory/compliance counsel engaged in every jurisdiction in which we operate.

Our Regulatory Advisors will oversee training for dispensary managers and employees they oversee along with other department leaders and other designated persons as needed, including on the following topics:

•	compliance with state and local laws;
•	safe cannabis use;
•	dispensing procedures;
•	security and safety policies and procedures;
•	inventory control;
•	T&T training session;
•	quality control;
•	transportation procedures; and
•	extensive ingredient and product testing, often beyond that required by law to assure product safety and accuracy.

Our compliance program emphasizes security and inventory control to ensure strict monitoring of cannabis and inventory from delivery by a licensed distributor to sale or disposal. Only authorized, properly trained employees are allowed to access our computerized seed-to-sale system.

Our Regulatory Advisors and department leaders will monitor all compliance notifications from the regulators and inspectors in their respective territories, timely resolving any issues identified. We keep records of all compliance notifications received from the state regulators or inspectors and how and when the issue was resolved.

Further, we have created comprehensive standard operating procedures that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory, as well as procedures for performing inventory reconciliation and ensuring the accuracy of inventory tracking and recordkeeping. We maintain accurate records of our inventory at all licensed facilities. Adherence to our standard operating procedures is mandatory and ensures that our operations are compliant with the rules set forth by the applicable state and local laws, regulations, ordinances, licenses and other requirements. We ensure adherence to standard operating procedures by regularly conducting internal inspections and ensures that any issues identified are resolved quickly and thoroughly.

Federal Law

The inconsistencies between federal and state regulation of cannabis were addressed in a memorandum which then-Deputy Attorney General James Cole sent to all U.S. District Attorneys in August 2013 (the “Cole Memorandum”) outlining certain priorities for the U.S. Department of Justice (the “DOJ”) relating to the prosecution of cannabis offenses. The Cole Memorandum acknowledged that, notwithstanding the designation of cannabis as a Schedule I controlled substance at the U.S. federal level, several states had enacted laws authorizing the use of cannabis for medical purposes. The Cole Memorandum noted that jurisdictions that have enacted laws legalizing cannabis in some form have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis. As such, conduct in compliance with those laws and regulations is less likely to implicate the Cole Memorandum’s enforcement priorities. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum. In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis, such as distribution of cannabis from states where cannabis is legal to those where cannabis is illegal, the diversion of cannabis revenues to illicit drug cartels and sales of cannabis to minors.

In January 2018, former United States Attorney General Jeff Sessions issued a new memorandum (the “Sessions Memorandum”), which rescinded the Cole Memorandum and thereby created a vacuum of guidance for enforcement agencies and the DOJ. We are not aware of any prosecutions of investment companies doing routine business with licensed marijuana related businesses in light of the new DOJ position. However, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. As a result of the Sessions Memorandum, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and thus it is uncertain how active U.S. federal prosecutors will be in relation to such activities.

While federal prosecutors appear to continue to use the Cole Memorandum’s priorities as an enforcement guide, we believe it is too soon to determine what prosecutorial effects will be created by the rescission of the Cole Memorandum and the implementation of the Sessions Memorandum. The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale federal enforcement operation would more than likely create unwanted political backlash for the DOJ and the current administration. It is also possible that the revocation of the Cole Memorandum could motivate Congress to reconcile federal and state laws. Indeed, the U.S. House Judiciary Committee approved a bill on November 20, 2019 that removes cannabis from Schedule I of the Controlled Substances Act. The U.S. House of Representatives passed the Marijuana Opportunity Reinvestment and Expungement (MORE) Act on December 4, 2020. The bill is currently with the U.S. Senate. While Congress is considering legislation that may address these issues, there can be no assurance that such legislation passes. Regardless, at this time, cannabis remains a Schedule I controlled substance at the federal level. The U.S. federal government has always reserved the right to enforce federal law in regard to the sale and disbursement of medical or adult use cannabis, even if state law authorizes such sale and disbursement. It is unclear whether the risk of enforcement has been altered.

On June 7, 2018, the Strengthening the Tenth Amendment Through Entrusting States Act (the “STATES Act”) was introduced in the Senate by Republican Senator Cory Gardner of Colorado and Democratic Senator Elizabeth Warren of Massachusetts. A companion bill was introduced in the House by Democratic representative Jared Polis of Colorado. The bill provides in relevant part that the provisions of the Controlled Substances Act, as applied to marijuana, “shall not apply to any person acting in compliance with state law relating to the manufacture, production, possession, distribution, dispensation, administration, or delivery of marihuana.” Even though marijuana will remain within Schedule I of the Controlled Substances Act under the STATES Act, the bill makes the Controlled Substances Act unenforceable to the extent it conflicts with state law. In essence, the bill extends the limitations afforded by the protection within the federal budget—which prevents the DOJ and the Drug Enforcement Administration (the “DEA”) from using funds to enforce federal law against state-legal medical cannabis commercial activity—to both medical and adult use cannabis activity in all states where it has been legalized. By allowing continued prohibition to be a choice by the individual states, the STATES Act does not fully legalize cannabis on a national level. In that respect, the bill emphasizes states’ rights under the Tenth Amendment, which provides that “the powers not delegated to the United States by the Constitution, nor prohibited by it to the States, are reserved to the States respectively, or to the people.” Under the STATES Act companies operating legal cannabis businesses would no longer be considered “trafficking” under the Controlled Substances Act, and this would likely assist financial institutions in transacting with individuals and businesses in the cannabis industry without the threat of money laundering prosecution, civil forfeiture and other criminal violations that could lead to a charter revocation. The STATES Act was reintroduced on April 4, 2019 in both the House and the Senate. Since the STATES Act is currently draft legislation, there is no guarantee that the STATES Act will become law in its current form.

One legislative safeguard for the medical cannabis industry, appended to the federal budget bill, remains in place following the rescission of the Cole Memorandum. For fiscal years 2015, 2016, 2017 and 2018, Congress adopted a so-called “rider” provision to the Consolidated Appropriations Acts (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the “Rohrabacher-Blumenauer Amendment”) to prevent the U.S. Department of Justice from using congressionally appropriated funds to prevent any state or territory from implementing a law that authorizes the use, distribution, possession, or cultivation of medical marijuana. The Rohrabacher-Blumenauer Amendment was included in the fiscal year 2018 budget passed on March 23, 2018. The Rohrabacher-Blumenauer Amendment was included in the consolidated appropriations bill signed into legislation by President Trump in February 2019. On June 20, 2019, the House approved a broader amendment that, in addition to protecting state medical cannabis programs, would also protect state adult use programs. On September 26, 2019, the Senate Appropriations Committee declined to take up the broader amendment but did approve the Rohrabacher-Blumenauer Amendment for the fiscal year 2020 spending bill. On September 27, 2019, the Rohrabacher-Blumenauer Amendment was renewed as part of a stopgap spending bill, in effect through November 21, 2019. The Rohrabacher-Blumenauer Amendment was renewed through the signing of a series of stopgap spending bills until December 27, 2020, when the Rohrabacher-Blumenauer Amendment was renewed through the signing of the Consolidated Appropriations Act, 2021, effective through September 30, 2021.

Similar to the Rohrabacher-Blumenauer Amendment is the Leahy Amendment. The Rohrabacher-Blumenauer Amendment is typically included in short-term funding bills or continuing resolutions by the House of Representatives, whereas the Leahy Amendment was included in the fiscal year 2020 budget by the Senate, which was signed on December 20, 2019. The Leahy Amendment prevents the U.S. Department of Justice from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The Leahy Amendment was in effect until September 30, 2020 when the fiscal year ended. In signing the 2020 Budget, President Trump, added the following statement: “My Administration will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” Many experts interpret this statement to mean that President Trump is asserting the right to ignore the ban on enforcement of federal cannabis laws against regulated medical cannabis actors. While the Rohrabacher-Blumenauer Amendment was renewed through the signing of a series of stopgap spending bills until December 27, 2020, when the Rohrabacher-Blumenauer Amendment was renewed through the signing of the Consolidated Appropriations Act, 2021, effective through September 30, 2021, it is uncertain whether the federal government will extend the Leahy Amendment beyond September 30, 2020. As of December 31, 2020, it had not done so. As the Leahy Amendment protects only state medical cannabis actors, there can be no assurance that U.S. federal prosecutors will not use DOJ funds to interfere with state adult-use cannabis actors.

Despite the rescission of the Cole Memorandum, the DOJ appears to continue to adhere to the enforcement priorities set forth in the Cole Memorandum. Accordingly, as an industry best practice, we continue to employ the following policies to ensure compliance with the guidance provided by the Cole Memorandum:

•

Ensure the operations of its subsidiaries and business partners are compliant with all licensing requirements that are set forth with regards to cannabis operation by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions. To this end, we retain appropriately experienced legal counsel to conduct the necessary due diligence to ensure compliance of such operations with all applicable laws and regulations;

•

The activities relating to cannabis business adhere to the scope of the licensing obtained – for example, in the states where only medical cannabis is permitted, the products are only sold to patients who hold the necessary documentation to permit the possession of the cannabis; and in the states where cannabis is permitted for adult recreational use, the products are only sold to individuals who meet the requisite age requirements;

•

We only work through licensed operators, which must pass a range of requirements, adhere to strict business practice standards and be subjected to strict regulatory oversight whereby sufficient checks and balances ensure that no revenue is distributed to criminal enterprises, gangs and cartels;

•

We have implemented an inventory tracking system and necessary procedures to ensure that such compliance system is effective in tracking inventory and preventing diversion of cannabis or cannabis products into those states where cannabis is not permitted by state law or cross any state lines in general;

•

Our state-authorized cannabis business activity is not used as a cover or pretense for trafficking of other illegal drugs, and we are not engaged in any other illegal activity or any activities that are contrary to any applicable anti-money laundering statutes; and

•

We conduct reviews of products and product packaging to ensure that the products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

The Cole Memorandum and the Rohrabacher-Blumenauer Amendment gave licensed cannabis operators (particularly medical cannabis operators) and investors in states with legal regimes greater certainty regarding the DOJ’s enforcement priorities and the risk of operating cannabis businesses. While the Sessions Memorandum has introduced some uncertainty regarding federal enforcement, the cannabis industry continues to experience growth in legal medical and adult use markets across the United States. U.S Attorney General Jeff Sessions resigned on November 7, 2018. ON February 14, 2019, William Barr was confirmed as U.S. Attorney General. On March 11, 2021, Merrick B. Garland was sworn in as the 86th Attorney General of the United States. Attorney General Garland has not confirmed whether he would reinstate the Cole Memorandum; however, he has indicated that prosecuting marijuana-related offenses in states that have legalized marijuana is not a “useful use of limited resources.” It is unclear what impact, if any, this development will have on U.S. federal government enforcement policy. There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will remain in place or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the Controlled Substances Act with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law criminalizing cannabis.

We will continue to monitor compliance on an ongoing basis in accordance with our compliance program and standard operating procedures. While our operations are in compliance with all applicable state laws, regulations and licensing requirements in all material respects, such activities remain illegal under United States federal law. For the reasons described above and the risks further described in Item 1A—“Risk Factors” below, there are material risks associated with our business. Readers of this Annual Report on Form 10-K are strongly encouraged to carefully read all of the risk factors contained in Item 1A—“Risk Factors.”

Ability to Access Public and Private Capital

Due to the present state of the laws and regulations governing financial institutions in the U.S., banks often refuse to provide banking services to businesses involved in the marijuana industry. Consequently, it may be difficult for us to obtain financing from large U.S. financial institutions.

We have historically, and continue to have, access to equity and debt financing from non-public (i.e., private placement) markets. Our executive team and board of directors have extensive relationships with sources of capital (such as funds and high net worth individuals).

In addition to our working capital, we continue to generate adequate cash to fund our operations from capital raising transactions, including those described above under the heading “Financing Activities.”

Our business plan continues to include aggressive growth, both in the form of additional acquisitions and through facility expansion and improvements. Accordingly, we expect to raise additional capital, both in the form of debt and new equity offerings during the next few years. However, there can be no assurance that additional financing will be available to us when needed or on terms which are acceptable.

Restricted Access to Banking and Other Financial Services

The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) with respect to financial institutions providing banking services to cannabis businesses. These include burdensome due diligence expectations and reporting requirements. The FinCEN Memorandum outlines the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum and states that, in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories—cannabis limited, cannabis priority, and cannabis terminated—based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively.

Former U.S. Attorney General Sessions’ revocation of the Cole Memorandum has not affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself. Shortly after the Sessions Memorandum was issued, FinCEN did state that it would review the FinCEN Memorandum, but FinCEN has not yet issued further guidance. The FinCEN Memorandum is a standalone document which explicitly lists the eight enforcement priorities originally cited in the Cole Memorandum. As such, the FinCEN Memorandum remains intact, indicating that the Department of the Treasury and FinCEN intend to continue abiding by its guidance.

However, the FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear comfortable providing banking services to cannabis-related businesses or relying on this guidance, given that it has the potential to be amended or revoked by the current administration. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and regulations under the U.S. Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it operates in permits cannabis sales. The inability or limitation of our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct its business as planned or to operate efficiently.

Banks and other depository institutions are currently hindered by federal law from providing financial services to marijuana businesses, even in states where those businesses are regulated. On March 7, 2019, Democratic representative Ed Perlmutter of Colorado introduced house bill H.R. 1595, known as the Secure and Fair Enforcement (SAFE) Banking Act of 2019 (the “SAFE Banking Act”), which would protect banks and their employees from punishment for providing services to cannabis businesses that are legal on a state level. The bill was advanced by the House Financial Services Committee on March 28, 2019 and passed with strong bipartisan support in the House of Representatives on September 25, 2019. It has not been signed into law.

Newly Established Legal Regime

Our business activities rely on newly established and/or developing laws and regulations in the states in which we operate. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect our profitability or cause us to cease operations entirely. The cannabis industry may come under further scrutiny by the U.S. Food and Drug Administration, the SEC, the DOJ, FINRA and other regulatory authorities that supervise or regulate the production, distribution, sale and use of cannabis for medical and nonmedical purposes in the United States. It is impossible to determine the extent of the impact of new laws, regulations or initiatives that may be proposed. The regulatory uncertainty surrounding the industry may adversely affect our business and operations, including without limitation, the costs to remain compliant with applicable laws and the impairment of its business or the ability to raise additional capital.

Available Information

Our website address is www.harvesthoc.com. Through this website, our filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be accessible (free of charge) as soon as reasonably practicable after materials are electronically filed with or furnished to the SEC. The information provided on our website is not part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS.

The following are certain factors relating to our business. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or currently deemed immaterial by us, may also impair our operations. If any such risks actually occur, our shareholders could lose all or part of their investment and its business, financial condition, liquidity, results of operations and prospects could be materially adversely affected and its ability to implement its growth plans could be adversely affected. Our shareholders should carefully evaluate the following risk factors associated with the Subordinate Voting Shares.

Risks Related to the Regulatory System and Business Environment for Cannabis

Marijuana remains illegal under U.S. federal law, and enforcement of U.S. cannabis laws could change.

Cannabis is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act. The Controlled Substances Act classifies cannabis as a Schedule I controlled substance, and as such, medical and adult use cannabis use is illegal under U.S. federal law. Unless and until the U.S. Congress amends the Controlled Substances Act with respect to cannabis (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. If that occurs, we may be deemed to be producing, cultivating or dispensing cannabis and drug paraphernalia in violation of federal law. Since federal law criminalizing the use of cannabis pre-empts state laws that legalize its use, enforcement of federal law regarding cannabis is a material risk and would greatly harm our business, prospects, revenue, results of operation and financial condition.

Our activities are, and will continue to be, subject to evolving regulation by governmental authorities. We are directly or indirectly engaged in the medical and adult use cannabis industry in the United States where local state law permits such activities. The legality of the production, cultivation, extraction, distribution, retail sales, transportation and use of cannabis differs among states in the United States. Due to the current regulatory environment in the United States, new risks may emerge, and management may not be able to predict all such risks.

As of December 31, 2020, there are 36 states, plus the District of Columbia (and the territories of Guam, Puerto Rico and the U.S. Virgin Islands), that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, 14 states (Alaska, Arizona, California, Colorado, Illinois, Maine, Massachusetts, Michigan, Montana, New Jersey, Nevada, Oregon, Vermont and Washington) (South Dakota voters approved Amendment A on November 3, 2020, which allowed for the recreational use of marijuana by individuals age 21 and older, but a South Dakota Circuit Court held that Amendment A was unconstitutional on February 8, 2021 and therefore void and without effect) and the District of Columbia (as well as Guam and the Northern Mariana Islands) have approved legalization of cannabis for adult use. Voters in five of these states approved legalization on November 3, 2020.

Because our activities in the medical and adult use cannabis industry may be illegal under the applicable federal laws of the United States, there can be no assurances that the U.S. federal government will not seek to enforce the applicable laws against us. The consequences of such enforcement would be materially adverse to us and our business, including our reputation, profitability and the market price of our publicly traded Subordinated Voting Shares, and could result in the forfeiture or seizure of all or substantially all of our assets.

Due to the conflicting views between state legislatures and the federal government regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations. A prior U.S. administration attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum that Deputy Attorney General James Cole sent to all U.S. Attorneys in August 2013, which outlined certain priorities for the DOJ relating to the prosecution of cannabis offenses. The Cole Memorandum noted that, in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis, conduct in compliance with such laws and regulations was not a priority for the DOJ. However, the DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum.

On January 4, 2018, former U.S. Attorney General Jeff Sessions formally issued the Sessions Memorandum, which rescinded the Cole Memorandum effective upon its issuance. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to cannabis activities.

As a result of the Sessions Memorandum, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and thus it is uncertain how active U.S. federal prosecutors will be in relation to such activities.

There can be no assurance that the federal government will not enforce federal laws relating to cannabis and seek to prosecute cases involving cannabis businesses that are otherwise compliant with state laws in the future. Jeff Sessions resigned as U.S. Attorney General on November 7, 2018. On February 14, 2019, William Barr was confirmed as U.S. Attorney General. On December 24, 2020, Jeffrey A. Rosen began serving as the acting U.S. Attorney General, following the resignation of William Barr on December 23, 2020. Attorney General Merrick B. Garland was officially sworn in as the 86th Attorney general of the United States on March 11, 2021. Attorney General Garland has not confirmed whether he would reinstate the Cole Memorandum; however, he has indicated that prosecuting marijuana-related offenses in states that have legalized marijuana is not a “useful use of limited resources.” Most states that have legalized cannabis continue to craft their regulations pursuant to the Cole Memorandum and federal enforcement agencies have taken little or no action against state-compliant cannabis businesses. However, the DOJ may change its enforcement policies at any time, with or without advance notice.

The uncertainty of U.S. federal enforcement practices going forward and the inconsistency between U.S. federal and state laws and regulations present material risks for us.

There is a substantial risk of regulatory or political change.

The success of our business strategy depends on the legality of the cannabis industry in the United States. The political environment surrounding the cannabis industry in the United States in general can be volatile and the regulatory framework in the United States remains in flux. Despite the currently implemented laws and regulations in the U.S. and its territories to legalize and regulate the cultivation, processing, sale, possession and use of cannabis, and additional states that have pending legislation regarding the same, the risk remains that a shift in the regulatory or political realm could occur and have a drastic impact on the industry as a whole, adversely impacting our ability to successfully invest and/or participate in the selected business opportunities.

Further, there is no guarantee that at some future date, voters and/or the applicable legislative bodies will not repeal, overturn or limit any such legislation legalizing the sale, disbursement and consumption of medical or adult-use cannabis. It is also important to note that local and city ordinances may strictly limit and/or restrict disbursement of cannabis in a manner that will make it extremely difficult or impossible to transact business that is necessary for the continued operation of the cannabis industry.

Cannabis remains illegal under U.S. federal law, and the U.S. federal government could bring criminal and civil charges against us or our subsidiaries or our investments at any time. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis-related legislation could have a material adverse effect on our business, financial condition or results of operations.

We may be subject to action by the U.S. federal government through various government agencies for participation in the cannabis industry.

Since the cultivation, processing, production, distribution and sale of cannabis for any purpose, medical, adult use or otherwise, remain illegal under U.S. federal law, it is possible that we may be forced to cease any such activities. The U.S. federal government through, among others, the DOJ, its sub-agency the DEA and the U.S. Internal Revenue Service (the “IRS”), has the right to actively investigate, audit and shut down cannabis growing facilities, processors and retailers. The U.S. federal government may also attempt to seize our property. Any action taken by the DOJ, the DEA and/or the IRS to interfere with, seize or shut down our operations will have an adverse effect on our business, prospects, revenue, results of operation and financial condition.

Since federal law criminalizing the use of cannabis pre-empts state laws that legalize its use, the federal government can assert criminal violations of federal law despite state laws permitting the use of cannabis. While it does not appear that federal law enforcement and regulatory agencies are focusing resources on licensed marijuana related businesses that are operating in compliance with state law, the stated position of the current administration is hostile to legal cannabis. As the rescission of the Cole Memorandum and the implementation of the Sessions Memorandum demonstrate, the DOJ may at any time issue additional guidance that directs federal prosecutors to devote more resources to prosecuting marijuana related businesses. In the event that the DOJ, under the U.S. Attorney, aggressively pursues financiers or equity owners of cannabis-related businesses and U.S. Attorneys follow the DOJ policies through pursuing prosecutions, then we could face:

(i)	seizure of our cash and other assets used to support or derived from our cannabis subsidiaries;
(ii)	the arrest of our employees, directors, officers, managers and investors; and
(iii)

ancillary criminal violations of the Controlled Substances Act for aiding and abetting, and conspiracy to violate the Controlled Substances Act by providing financial support to cannabis companies that service or provide goods to state-licensed or permitted cultivators, processors, distributors and/or retailers of cannabis.

Because the Cole Memorandum was rescinded, the DOJ under the current administration or an aggressive federal prosecutor could allege that we and our board of directors and, potentially, our shareholders, “aided and abetted” violations of federal law by providing finances and services to our portfolio cannabis companies. Under these circumstances, federal prosecutors could seek to seize our assets, and to recover the “illicit profits” previously distributed to shareholders resulting from any of our financing or services. In these circumstances, our operations would cease, shareholders may lose their entire investments and directors, officers and/or shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

Additionally, there can be no assurance as to the position any new administration may take on marijuana, and a new administration could decide to enforce the federal laws strongly. Any enforcement of current federal marijuana laws could cause significant financial damage to us and our shareholders. Further, future presidential administrations may choose to treat marijuana differently and potentially enforce the federal laws more aggressively.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. These results could have a material adverse effect on us, including our reputation and ability to conduct business, our holding (directly or indirectly) of cannabis licenses in the United States, the listing of our securities on various stock exchanges, our financial position, operating results, profitability or liquidity or the market price of our Subordinated Voting Shares. In addition, it is difficult to estimate the time or resources that would be needed for the investigation or final resolution of any such matters because: (i) the time and resources that may be needed depend on the nature and extent of any information requested by the authorities involved, and (ii) such time or resources could be substantial.

U.S. state and local regulation of cannabis is uncertain and changing.

There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, our business or operations in those states or under those laws would be materially and adversely affected. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis related legislation could materially adversely affect us, our business and our assets or investments.

The rulemaking process at the state level that applies to cannabis operators in any state will be ongoing and result in frequent changes. As a result, a compliance program is essential to manage regulatory risk. All operating policies and procedures implemented by us are compliance-based and are derived from the state regulatory structure governing ancillary cannabis businesses and their relationships to state-licensed or permitted cannabis operators, if any. Notwithstanding our efforts and diligence, regulatory compliance and the process of obtaining regulatory approvals can be costly and time-consuming. No assurance can be given that we will receive the requisite licenses, permits or cards to continue operating our business.

In addition, local laws and ordinances could restrict our business activity. Although our operations are legal under the laws of the states in which we operate, local governments have the ability to limit, restrict and ban cannabis businesses from operating within their jurisdiction. Land use, zoning, local ordinances and similar laws could be adopted or changed and have a material adverse effect on our business.

Multiple states where medical and/or adult use cannabis is legal have or are considering special taxes or fees on businesses in the marijuana industry. It is uncertain at this time whether other states are in the process of reviewing such additional taxes and fees. The implementation of special taxes or fees could have a material adverse effect upon our business, prospects, revenue, results of operation and financial condition.

We currently operate or provide services to cannabis dispensaries in Arizona, California, Colorado, Florida, Maryland, Nevada, North Dakota, Pennsylvania and Utah, and hold two provisional licenses in Massachusetts. In addition, we own CO2 extraction, distillation, purification and manufacturing technology used to produce a line of cannabis topicals, vapes and gems featuring cannabinoids and a hemp-derived product line sold in Colorado.

State regulatory agencies may require us to post bonds or significant fees.

There is a risk that a greater number of state regulatory agencies will begin requiring entities engaged in certain aspects of the business or industry of legal marijuana to post a bond or significant fees when applying, for example, for a dispensary license or renewal as a guarantee of payment of sales and franchise taxes. We are not able to quantify at this time the potential scope of such bonds or fees in the states in which we currently operate or may in the future operate. Any bonds or fees of material amounts could have a negative impact on the ultimate success of our business.

We may invest in businesses that are engaged in activities considered illegal under U.S. federal law.

We may invest in businesses that are directly or indirectly engaged in the medical and adult-use cannabis industry in the United States where local law permits such activities. As noted above, the cultivation, processing, distribution, sale and possession of cannabis are illegal under U.S. federal statutes and the laws of other jurisdictions. Some of those laws, including the applicable federal laws of the United States, apply to the subject activities even though the subject activities may be permissible under state law. Our anticipated funding of the activities of businesses engaged in the medical and adult-use cannabis industry, whether through loans or through other forms of investment, is illegal under the applicable federal laws of the United States and other applicable law. There can be no assurances the federal government of the United States or other jurisdictions will not seek to enforce the applicable laws against us. The consequences of such enforcement would likely be materially detrimental to us, our business and our shareholders, and could result in the forfeiture or seizure of all or substantially all of our assets.

We may be subject to heightened scrutiny by United States and Canadian authorities.

Currently, our Subordinated Voting Shares are traded on the CSE in Canada and on the OTCQX in the United States. Our business, operations and investments in the United States, and any such future business, operations or investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada and the United States. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to operate or invest in the United States or any other jurisdiction, in addition to those described herein.

In 2017, there were concerns that the Canadian Depository for Securities Limited, through its subsidiary CDS Clearing and Depository Services Inc. (“CDS”), Canada’s central securities depository (clearing and settling trades in the Canadian equity, fixed income and money markets), would refuse to settle trades for cannabis issuers that have investments in the United States. However, CDS has not implemented this policy.

On February 8, 2018, the Canadian Securities Administrators published Staff Notice 51-352 describing the Canadian Securities Administrators’ disclosure expectations for specific risks facing issuers with cannabis-related activities in the U.S. Staff Notice 51-352 confirms that a disclosure-based approach remains appropriate for issuers with U.S. cannabis-related activities. Staff Notice 51-352 includes additional disclosure expectations that apply to all issuers with U.S. cannabis-related activities, including those with direct and indirect involvement in the cultivation and distribution of cannabis, as well as issuers that provide goods and services to third parties involved in the U.S. cannabis industry.

On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, which is the owner and operator of CDS, announced the signing of a Memorandum of Understanding (“MOU”) with Aequitas NEO Exchange Inc., the CSE, the Toronto Stock Exchange and the TSX Venture Exchange. The MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the Canadian securities exchanges to review the conduct of listed issuers. The MOU notes that securities regulation requires that the rules of each of the exchanges must not be contrary to the public interest and that the rules of each of the exchanges have been approved by the securities regulators. Pursuant to the MOU, CDS will not ban accepting deposits of or transactions for clearing and settlement of securities of issuers with cannabis-related activities in the United States. Even though the MOU indicated that there are no plans to ban the settlement of securities through CDS, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were implemented at a time when the Subordinated Voting Shares are listed on a Canadian stock exchange, it would have a material adverse effect on the ability of holders of Subordinated Voting Shares to make and settle trades. In particular, the Subordinated Voting Shares would become highly illiquid until an alternative (if available) was implemented, and investors would have no ability to effect a trade of Subordinated Voting Shares through the facilities of the applicable Canadian stock exchange.

We may become subject to FDA or ATF regulation.

Cannabis remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies cannabis to a Schedule II controlled substance, it is possible that the U.S. Food and Drug Administration (the “FDA”) would seek to regulate cannabis under the Food, Drug and Cosmetics Act of 1938, as amended (the “FDCA”). The FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements and cosmetics, among other products, through its enforcement authority pursuant to the FDCA. FDA’s responsibilities include regulating the ingredients as well as the marketing and labeling of drugs sold in interstate commerce. Because cannabis is federally illegal to produce and sell, and because it has no federally recognized medical uses, the FDA has historically deferred enforcement related to cannabis to the DEA; however, the FDA has enforced the FDCA with regard to industrial hemp-derived products, especially CBD derived from industrial hemp sold outside of state-regulated cannabis businesses. The FDA has recently affirmed its authority to regulate CBD derived from both cannabis and industrial hemp, and its intention to develop a framework for regulating the production and sale of CBD derived from industrial hemp.

Additionally, the FDA may issue rules and regulations, including good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify the efficacy and safety of cannabis. It is also possible that the FDA would require facilities where medical use cannabis is grown to register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact they would have on the cannabis industry is unknown, including the costs, requirements and possible prohibitions that may be enforced. If we are unable to comply with the potential regulations or registration requirements prescribed by the FDA, it may have an adverse effect on our business, prospects, revenue, results of operation and financial condition.

It is also possible that the federal government could seek to regulate cannabis under the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”). The ATF may issue rules and regulations related to the use, transporting, sale and advertising of cannabis or cannabis products.

Cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services.

We and each of our subsidiaries are subject to a variety of laws and regulations domestically and in the U.S. that involve money laundering, financial record-keeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, the Proceeds of Crime (Money Laundering) and Terrorist Financing Act

(Canada), as amended, and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S. and Canada. Further, under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.

The Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury issued the FinCEN Memorandum on February 14, 2014, outlining the pathways for financial institutions to bank cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. The FinCEN Memorandum refers to the Cole Memorandum’s enforcement priorities.

The revocation of the Cole Memorandum has not yet affected the status of the FinCEN Memorandum, nor has FinCEN given any indication that it intends to rescind the FinCEN Memorandum itself. Shortly after the Sessions Memorandum was issued, FinCEN did state that it would review the FinCEN Memorandum, but FinCEN has not yet issued further guidance.

Although the FinCEN Memorandum remains intact, it is unclear whether the current administration will continue to follow its guidelines. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the prosecution of banks and financial institutions for crimes that were not previously prosecuted.

If our operations, or proceeds thereof, dividend distributions or profits or revenues derived from our operations were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds from a crime (the sale of a Schedule I drug) under the Bank Secrecy Act’s money laundering provisions. This may restrict our ability to declare or pay dividends or effect other distributions.

The FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear comfortable providing banking services to cannabis-related businesses or relying on this guidance given that it has the potential to be amended or revoked by the current administration. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it operates in permits cannabis sales. The inability or limitation of our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.

Banks and other depository institutions are currently hindered by federal law from providing financial services to marijuana businesses, even in states where those businesses are regulated.

We operate in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.

Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by state and local governmental authorities relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis and cannabis oil, and also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services. Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the manufacture, production, storage, transportation, sale, import and export, as applicable, of our products. The commercial cannabis industry is still a new industry at the state and local level. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

While we endeavor to comply with all relevant laws, regulations and guidelines and, to our knowledge, we are in compliance or are in the process of being assessed for compliance with all such laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations may lead to possible sanctions including the revocation or imposition of additional conditions on licenses to operate our business; the suspension or expulsion from a particular market or jurisdiction or of our key personnel; the imposition of additional or more stringent inspection, testing and reporting requirements; and the imposition of fines and censures. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase compliance costs or give rise to material liabilities and/or revocation of our licenses and other permits, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, governmental authorities may change their administration, application or enforcement procedures at any time, which may adversely impact our ongoing costs relating to regulatory compliance.

Because cannabis is illegal under U.S. federal law, we may be unable to access U.S. bankruptcy protections in the event of our bankruptcy or a bankruptcy in an entity in which we invest.

Many courts have denied cannabis businesses bankruptcy protections because the use of cannabis is illegal under federal law. In the event of a bankruptcy, it would be very difficult for lenders to recoup their investments in the cannabis industry. If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to us, which would have a material adverse effect on us.

Additionally, there is no guarantee that we will be able to effectively enforce any interests we may have in our other subsidiaries and investments. A bankruptcy or other similar event related to an entity in which we hold an interest that precludes such entity from performing its obligations under an agreement may have a material adverse effect on our business, financial condition or results of operations. Further, should an entity in which we hold an interest have insufficient assets to pay its liabilities, it is possible that other liabilities will be satisfied prior to the liabilities or equity owed to us. In addition, bankruptcy or other similar proceedings are often a complex and lengthy process, the outcome of which may be uncertain and could result in a material adverse effect on our business, financial condition or results of operations.

Because our contracts involve cannabis and related activities, which are not legal under U.S. federal law, we may face difficulties in enforcing our contracts.

Because our contracts involve cannabis and other activities that are not legal under federal law and in some state jurisdictions, we may face difficulties in enforcing our contracts in federal courts and certain state courts. Therefore, there is uncertainty as to whether we will be able to legally enforce our agreements, which could have a material adverse effect on us.

We may not be able to secure our payment and other contractual rights with liens on the inventory or licenses of our customers and contracting parties under applicable state laws.

In general, the laws of the various states that have legalized cannabis sale and cultivation do not expressly or impliedly allow for the pledge of inventory containing cannabis as collateral for the benefit of third parties, such as us and our subsidiaries, that do not possess the requisite licenses and entitlements to cultivate, process, sell, or possess cannabis pursuant to the applicable state law. Likewise, the laws of those states generally do not allow for transfer of the licenses and entitlements to sell or cultivate cannabis to third parties that have not been granted such licenses and entitlements by the applicable state agency. Our inability to secure our payment and other contractual rights with liens on the inventory and licenses of our customers and contracting parties increases the risk of loss resulting from breaches of the applicable agreements by the contracting parties, which, in turn, could have a material adverse effect on our business, financial condition or results of operations.

Because cannabis is illegal under U.S. federal law, cannabis businesses may be subject to civil asset forfeiture.

Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.

We may be subject to constraints on and differences in marketing our products under varying state laws.

There may be restrictions on sales and marketing activities imposed by government regulatory bodies that could hinder the development of our business and operating results. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging and labeling regulations also vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and operating results could be adversely affected.

The results of future clinical research may be unfavorable to cannabis which may have a material adverse effect on the demand for our products.

Research regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids (such as CBD and THC) remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although we believe that various articles, reports and studies support our beliefs regarding the medical benefits, viability, safety, efficacy and dosing of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding cannabis. Further, the cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception can be significantly influenced by scientific research or findings regarding the consumption of cannabis products. There can be no assurance that future scientific research or findings will be favorable to the cannabis market or any particular product, or consistent with earlier research or findings. Future research studies and clinical trials may draw opposing conclusions to those stated in current research or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, or other facts related to cannabis, which could have a material adverse effect on the demand for our products, and therefore on our business, prospects, revenue, results of operation and financial condition.

Inconsistent public opinion and perception of the medical and adult-use use cannabis industry hinders market growth and state adoption.

Public opinion and support for medical and adult-use cannabis has traditionally been inconsistent and varies from jurisdiction to jurisdiction. While public opinion and support appears to be rising generally for legalizing medical and adult-use cannabis, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, medical cannabis as opposed to legalization in general). Inconsistent public opinion and perception of the medical and adult-use cannabis may hinder growth and state adoption which could have a material adverse effect on our business, financial condition or results of operations.

Our investors and our directors, officers and employees who are not U.S. citizens may be denied entry into the United States.

Because cannabis remains illegal under United States federal law, those individuals who are not U.S. citizens employed at or investing in legal and licensed U.S. cannabis companies could face detention, denial of entry or lifetime bans from the United States for their business associations with U.S. cannabis businesses. Entry happens at the sole discretion of U.S. Customs and Boarder Protection (“CBP”) officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. The government of Canada has started warning travelers on its website that previous use of cannabis, or any substance prohibited by United States federal laws, could mean denial of entry to the United States. Business or financial involvement in the legal cannabis industry in Canada or in the United States could also be reason enough for United States border guards to deny entry. On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of United States laws regarding controlled substances and, because cannabis continues to be a controlled substance under United States law, working in or facilitating the proliferation of the legal cannabis industry in U.S. states where it is deemed legal or Canada may affect admissibility to the United States. As a result, CBP has affirmed that, employees, directors, officers, managers and investors of companies involved in business activities related to cannabis in the United States or Canada (such as us), who are not United States citizens face the risk of being barred from entry into the United States for life. On October 9, 2018, CBP released an additional statement regarding the admissibility of Canadian citizens working in the legal cannabis industry. CBP stated that a Canadian citizen working in or facilitating the proliferation of the legal cannabis industry in Canada coming into the United States for reasons unrelated to the cannabis industry will generally be admissible to the United States; however, if such person is found to be coming into the United States for reasons related to the cannabis industry, such person may be deemed inadmissible.

As a cannabis business, we are subject to unfavorable tax treatment under the Internal Revenue Code.

Under Section 280E of the Internal Revenue Code of 1986, as amended (the “Code”), no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if the trade or business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the Controlled Substances Act) which is prohibited by federal law or the law of any state in which that trade or business is conducted. The IRS has applied this provision to cannabis operations, prohibiting them from deducting many expenses associated with cannabis businesses other than certain costs and expenses related to cannabis cultivation and manufacturing operations. Accordingly, Section 280E has a material impact on the operations of cannabis companies and an otherwise profitable business may operate at a loss, after taking into account its U.S. income tax expenses.

If our operations are found to be in violation of applicable money laundering legislation and our revenues are viewed as proceeds of crime, we may be unable to effect distributions or repatriate funds to Canada.

We are subject to a variety of laws and regulations domestically and in the U.S. that involve money laundering, financial record-keeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended, and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S. and Canada.

If our operations or the operations of our subsidiaries, or any proceeds thereof, any dividend distributions or any profits or revenues derived from these operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above, or any other applicable legislation. This could have a material adverse effect on us and, among other things, could restrict or otherwise jeopardize our ability to declare or pay dividends in the future, effect other distributions or subsequently repatriate such funds back to Canada.

Risks Related to our Business and Operations

We incurred net losses in the years ended December 31, 2020 and December 31, 2019 with net cash used in operating activities and cannot provide assurance as to when or if we will become profitable and generate cash in our operating activities.

We incurred net losses of $59.6 million and $166.7 million for the years ended December 31, 2020 and December 31, 2019, respectively. We used net cash in operating activities of $31.5 million and $105.0 million for the years ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, we had an aggregate accumulated deficit of $293.6 million. Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. In addition, we have historically experienced and may prospectively experience fluctuations in our quarterly earnings due to the nature of our business. Our long-term success is dependent upon among other things, achieving positive cash flows from operations and augmenting such cash flows using external resources to satisfy our cash needs, and there is no assurance that we will be able to achieve such cash flows.

We anticipate requiring substantial additional financing to operate our business and we may face difficulties acquiring additional financing on terms acceptable to us or at all.

We will need additional capital to sustain our operations and will likely need to seek further financing. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be compromised. To date, our operations and expansion of our business have been funded primarily from cash-flow from operations as substantially supplemented by the proceeds of debt and equity financings. We expect to require substantial additional capital in the future primarily to fund working capital requirements of our business, including operational expenses, operationalizing existing licenses, planned capital expenditures including the focused development and growth of cultivation facilities, debt service and acquisitions.

Even if we obtain financing for our near-term operations and expansion, we expect that we will require additional capital thereafter. Our capital needs will depend on numerous factors including: (i) our financial performance; (ii) our debt service; (iii) our capital expenditures; and (iv) our acquisitions and divestitures.

If we raise additional funds through the issuance of equity, warrants or convertible securities, the percentage ownership held by our existing shareholders will be reduced and our shareholders may experience significant dilution. In addition, new securities may contain rights, preferences, or privileges that are senior to those of existing securities. If we raise additional capital by incurring debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity securities, market fluctuations in the price of our securities could limit our ability to obtain equity financing.

No assurance can be given that any additional financing will be available to us, or if available, will be on terms favorable to it. If we are unable to raise capital when needed, our business, financial condition, and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

We have significant indebtedness under our debt obligations, which also include significant restrictions on our operations.

We have issued the Secured Notes pursuant to an indenture (the “Indenture”) which are secured by (i) a first priority security interest in all of our present and future personal property assets, (ii) a first priority security interest in the equity interests of the Guarantors, and (iii) a first priority security interest in all of the Guarantors’ present and future personal property assets and the Secured Real Property Loan which is secured by certain real property owned by our wholly owned indirect subsidiaries. In addition, the significant level of indebtedness under the Indenture and the Secured Real Property Loan could have important consequences to our securityholders and our applicable subsidiaries due to the following potential factors: (i) difficulty in satisfying obligations and covenants with respect to indebtedness; (ii) limitations on the ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increased cost of any additional borrowing; (iii) requirements that a substantial portion of our cash flows be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes; (iv) increased vulnerability to general adverse economic and industry conditions; (v) decreased flexibility in planning for and reacting to changes in the industry in which we compete; and (vi) placing us at a disadvantage compared to its less leveraged competitors.

Our ability to make scheduled payments of the principal or interest on, or to refinance, our indebtedness will depend on our ability to raise additional equity and/or indebtedness and future cash flow, which is subject to our operations and the operations of our subsidiaries, prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors, many of which are beyond our control.

The Indenture contains numerous restrictive covenants that limit our discretion with respect to certain business matters, including our ability and the ability of our subsidiaries who are guarantors of the Secured Note to incur additional indebtedness, to create liens or other encumbrances, to make certain other investments and loans, to sell or otherwise dispose of assets and to merge or consolidate with another entity or to make certain restricted payments, including declaring or paying dividends or other distributions other than in limited circumstances. In addition, the Indenture contains a consolidated indebtedness to enterprise value ratio covenant that requires us to meet the prescribed ratio in September 2021. Our failure to comply with our obligations under the Indenture could result in a default, which, if not waived, could permit acceleration of the Secured Notes. If the Secured Notes under the Indenture were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness.

The Indenture will need to be repaid, renewed or refinanced no later than December 19, 2022. Although we believe that we can negotiate an extension or renewal of the Indenture or obtain replacement financing, if necessary, prior to the maturity of the Indenture, there can be no assurance that the maturity date under the Indenture will be extended or renewed or that future borrowings will be available to us, or available on acceptable terms, in an amount sufficient to meet our financing requirements at that time. If such an extension or renewal or future borrowings were not available, or not available on acceptable terms, in each case, as necessary at the applicable time, it would have a material adverse impact on our business and financial condition.

We may be subject to risks associated with financial leverage and the ability to meet our debt obligations.

We have incurred substantial debt, in addition to the Secured Notes, to invest in the businesses of our subsidiaries. Such debt has increased the risk of an investment in the Subordinated Voting Shares because debt service increases our need for capital to make payments of interest and principal associated with the debt and because non-compliance with other terms and conditions of the debt instruments increases the risk of a non-monetary default. Our ability to meet our debt obligations and comply with the terms and conditions of our debt instruments will depend upon our future performance and will be subject to financial, business and other factors affecting our business and operations, including general economic conditions. There are no assurances that we will be able to meet our debt obligations as they become due and perform all of our non-monetary obligations pursuant to the debt instruments issued in connection with the issuance of such debt.

We are a holding company and our earnings are dependent on the earnings and distributions of our subsidiaries.

We are a holding company and essentially all of our assets are the capital stock or membership interests of our subsidiaries, management services agreements or other commercial arrangements with entities in each of the markets we, our strategic partners or acquisition targets operates in, including Arizona, California, Colorado, Florida, Maryland, Nevada, Pennsylvania and Utah. As a result, our shareholders are subject to the risks attributable to our subsidiaries. As a holding company, we conduct substantially all of our business through our subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us.

Our subsidiaries may not be able to obtain necessary permits and authorizations.

Our subsidiaries may not be able to obtain or maintain the necessary licenses, permits, certificates, authorizations or accreditations to operate their respective businesses, or may only be able to do so at great cost. In addition, our subsidiaries may not be able to comply fully with the wide variety of laws and regulations applicable to the cannabis industry. Failure to comply with or to obtain the necessary licenses, permits, certificates, authorizations or accreditations could result in restrictions on a subsidiary’s ability to operate in the cannabis industry, which could have a material adverse effect on our business, financial condition or results of operations.

We may lack control over the operations of entities in which we invest, which would make our cash flows partly dependent upon the actions of third parties.

Although it is our intention to maintain control or superior rights in connection with strategic investments, we may hold a non-controlling interest in certain subsidiaries or affiliates and may co-invest in the future with certain strategic investors or third parties. In these circumstances, where we do not have control over the operations of a subsidiary or affiliate, certain risks can arise. In these cases, we rely on our investment partners to execute on their business plans and produce medical and/or recreational cannabis products. The operators of such subsidiaries or affiliates in which we do not have a controlling interest may have a significant influence over the results of operations of our investments. Further, our interests and the interests of the operators of such subsidiaries or affiliates in which we do not have a controlling interest may not always be aligned. As a result, our cash flows are dependent upon the activities of third parties which creates the risk that, at any time, those third parties may (i) have business interests or targets that are inconsistent with ours, (ii) take action contrary to our policies or objectives, (iii) be unable or unwilling to fulfill their obligations under their agreements with us, or (iv) experience financial, operational or other difficulties, including insolvency, which could limit or suspend a third party’s ability to perform our obligations under such strategic arrangements. In addition, payments may flow through such subsidiaries or affiliates over which we do not exercise control and there is a risk of delay and additional expense in receiving such revenues. Failure to receive payments in a timely fashion, or at all, under the agreements to which we are entitled may have a material adverse effect on our business, financial condition or results of operations. In addition, we must rely, in part, on the accuracy and timeliness of the information we receive from such subsidiaries and affiliates, and use such information in our analyses, forecasts and assessments relating to our own business. If the information provided to us by such subsidiaries and affiliates over which we do not exercise control contains material inaccuracies or omissions, our ability to accurately forecast or achieve our stated objectives, or satisfy our reporting obligations, may be materially impaired.

Disparate state-by-state regulatory landscapes and the constraints related to holding cannabis licenses in various states results in operational and legal structures for realizing the benefit from cannabis licenses that could result in materially detrimental consequences to us.

We realize, and will continue to realize, the benefits from cannabis licenses pursuant to a number of different structures, depending on the regulatory requirements from state-to-state, including realizing the economic benefit of cannabis licenses through management agreements and other commercial arrangements. Such agreements are often required to comply with applicable laws and regulations or are in response to perceived risks that we determine warrant such arrangements.

The foregoing structures present various risks to us and our subsidiaries including, but not limited to, the following risks, each of which could have a material adverse effect on our business, financial condition and results of operations:

•

A governmental body or regulatory entity may determine that these structures are in violation of a legal or regulatory requirement or change such legal or regulatory requirements such that a commercial arrangement or management agreement structure violates such requirements (where it had not in the past). We will not be able to provide any assurance that a license application submitted by a third party will be accepted, especially if the management and operation of the license is dependent on a commercial arrangement or management agreement structure.

•

There could be a material and adverse impact on the revenue stream we intend to receive from or on account of cannabis licenses (as we will not be the license holder, and therefore any economic benefit is received pursuant to a contractual arrangement). If a commercial arrangement or management agreement is terminated, we will no longer receive any economic benefit from the applicable dispensary and/or cultivation license.

•	These structures could potentially result in the funds invested by us being used for unintended purposes, such as to fund litigation.
•

If a management agreement or commercial arrangement structure is in place, we will not be the license holder of the applicable state-issued cannabis license, and therefore, only have contractual rights in respect of any interest in any such license. If the license holder fails to adhere to its contractual agreement with us, or if the license holder makes, or omits to make, decisions in respect of the license that we disagree with, we will only have contractual recourse and will not have recourse to any regulatory authority.

•	The license holder may renege on its obligation to pay fees and other compensation pursuant to a commercial arrangement or management agreement or violate other provisions of these agreements.
•

The license holder’s acts or omissions may violate the requirements applicable to it pursuant to the applicable dispensary and/or cultivation license, thus jeopardizing the status and economic value of the license holder (and, by extension, of our business).

•	In the case of a management agreement, the license holder may terminate the agreement if any loan owing to us is paid back in full and the license holder is able to pay a break fee.
•

In the case of a commercial arrangement, the license holder is a generally an employee or officer of Harvest or one of its subsidiaries (or an affiliate or associate of such individual or individuals); however, in a typical management agreement structure, the license is owned by a party or parties unrelated to Harvest or any of its subsidiaries.

•	The license holder may attempt to terminate the commercial arrangement or management agreement in violation of its express terms.

In any or all of the above situations, it would be difficult and expensive for us to protect our rights through litigation, arbitration, or similar proceedings.

The success of our business depends, in part, on our ability to successfully integrate recently acquired businesses and to retain key employees of acquired businesses.

Since our inception, we have acquired and integrated complementary businesses, which have contributed to a significant portion of our growth. While we expect to curtail future acquisitions, we continue to evaluate strategic acquisition opportunities that have the potential to support and strengthen our business, including acquisitions in the United States, as part of our ongoing growth strategy. We cannot predict the timing or size of any future acquisitions. To successfully acquire a significant target, we may need to raise additional equity and/or indebtedness, which could increase our leverage level. There can be no assurance that we will enter into definitive agreements with respect to any contemplated transaction or that any contemplated transaction will be completed. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition likely would not be recoverable.

Acquisitions require integration of the acquired company’s operations. We may be unable to successfully integrate an acquired business into our existing business, and an acquired business may not be as beneficial or profitable as and when expected or at all. Our inability to successfully integrate new businesses in a timely and orderly manner could increase costs, reduce profits or generate losses. Factors affecting the successful integration of an acquired business include, but are not limited to, the following:

•

we may become liable for certain liabilities of an acquired business, whether or not known to us, which could include, among others, tax liabilities, product liabilities, environmental liabilities and liabilities for employment practices, and these liabilities could be significant;

•	we may not be able to retain local managers and key employees who are important to the operations of an acquired business;
•	substantial attention from our senior management and the management of an acquired business may be required, which could decrease the time that they have to service and attract customers;
•	we may not effectively utilize new equipment that we acquire through acquisitions;
•	the complete integration of an acquired company depends, to a certain extent, on the full implementation of our financial and management information systems, business practices and policies; and
•

we may actively pursue a number of opportunities simultaneously and may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

Acquisitions involve risks that the acquired business will not perform as expected and that business judgments concerning the value, strengths and weaknesses of the acquired business will prove incorrect. In addition, potential acquisition targets may be in states in which we do not currently operate, which could result in unforeseen operating difficulties and difficulties in coordinating geographically dispersed operations, personnel and facilities. In addition, if we enter into new geographic markets, we may be subject to additional and unfamiliar legal and regulatory requirements.

We cannot guarantee that we will achieve synergies and cost savings in connection with completed or future acquisitions within the timing anticipated or at all. Many of the businesses that we have acquired and may acquire in the future have unaudited financial statements that have been prepared by management and have not been independently reviewed or audited. We cannot guarantee that such financial statements would not be materially different if such statements were independently reviewed or audited. We cannot guarantee that we will continue to acquire businesses at valuations consistent with prior acquisitions or that we will complete future acquisitions at all. We cannot guarantee that there will be attractive acquisition opportunities at reasonable prices, that financing will be available or that we can successfully integrate acquired businesses into existing operations. In addition, the results of operations from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill or other long-lived assets, particularly if economic conditions worsen unexpectedly. Our inability to effectively manage the integration of our completed and future acquisitions could prevent us from realizing expected rates of return on an acquired business and could have a material and adverse effect on our financial condition, results of operations or liquidity.

The nature of the medical and adult-use cannabis industry may result in unconventional due diligence processes and acquisition terms that could have unknown and materially detrimental consequences to us.

The uncertainty inherent in various aspects of the medical and adult-use cannabis industry may result in what otherwise would be considered to be inadequate investment due diligence information and uncertain legal consequences relative to arrangements affecting a target investment. The reluctance of banks and other financial institutions to facilitate financial transactions in the medical and adult-use cannabis industry can result in inadequate and unverifiable financial information about target investments, as well as cash management practices that are vulnerable to theft and fraud. The lack of established, traditional sources of financing for industry participants can result in unusual and uncertain arrangements affecting the ownership and obligations of a target investment. The reluctance of lawyers to represent industry participants in furtherance of financing and other business transactions can result in the lack of documentation setting forth the terms of the transactions, inadequately documented transactions, and transactions that in whole or in part are illegal under applicable state law, among other detrimental consequences. We may have invested in, and may in the future invest in, businesses and companies that are or may become party to legal proceedings, may have inadequate financial and other due diligence information, may employ vulnerable cash management practices, lack written or adequate legal documents governing significant transactions, and otherwise have known or unknown conditions that could be detrimental to our business and assets.

Our assets may be purchased with limited representations and warranties from the sellers of those assets.

We will generally acquire assets, after conducting our due diligence, with only limited representations and warranties from the seller or borrower regarding the quality of the assets and the likelihood of payment. As a result, if defects in the assets or the payment of amounts owing on the assets are discovered, we may not be able to pursue a claim for damages against the owners of such seller or borrower, and may be limited to asserting our claims against the seller or borrower. The extent of damages that we may incur as a result of such matters cannot be predicted, but potentially could have a material adverse effect on the value of our assets and revenue stream and, as a result, on our ability to pay dividends in the future. Further, certain of our assets are anticipated to be obligations of dispensaries and cultivation operations, and our remedies against such obligors may be limited if deemed unenforceable under federal laws or for other reasons.

Lending by us to third parties may be unsecured, subordinate in interest or backed by unrealizable license assets.

In connection with certain acquisition targets, our management agreements and other commercial arrangements with parties that hold cannabis licenses, we may also act as lender to such parties. Certain of these loans are unsecured, which places us at a greater risk of not receiving repayment or the equivalent value thereof. Even for loans that are secured, there is a risk that other lenders may have priority interest to us or that the assets of the borrower may be insufficient to satisfy the loan. In addition, we may have difficulty putting liens on the assets of a borrower, as the major asset is generally the cannabis license which is not transferrable pursuant to state law. Any inability of a borrower to repay a loan or of us to realize the value of secured assets could have a material adverse effect on our business, financial condition or results of operations.

Competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition.

We compete for the acquisition of properties suitable for the cultivation, production and sale of medical and adult use cannabis with entities engaged in agriculture and real estate investment activities, including corporate agriculture companies, cultivators, producers and sellers of cannabis. These competitors may prevent us from acquiring and leasing desirable properties, may cause an increase in the price we must pay for properties or may result in us having to lease our properties on less favorable terms than we expect. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including, but not limited to, potential greater clarity of the laws and regulations governing medical use cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties or enter into leases for such properties on less favorable terms than we expect, our profitability and ability to generate cash flow and make distributions to our stockholders may decrease. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

We face security risks related to our physical facilities and cash transfers.

The business premises of our operating locations are targets for theft. While we have implemented security measures at each location and continue to monitor and improve such security measures, our cultivation, production, processing and dispensary facilities could be subject to break-ins, robberies and other breaches in security. If there was a breach in security and we fell victim to a robbery or theft, the loss of cannabis plants, cannabis oils, cannabis flowers and cultivation, production and processing equipment could have a material adverse impact on our business, prospects, revenue, results of operation and financial condition.

As our business involves the movement and transfer of cash which is collected from dispensaries or patients/customers and deposited into our bank, there is a risk of theft or robbery during the transport of cash. We have engaged a security firm to provide security in the transport and movement of large amounts of cash. Employees sometimes transport cash and/or products and, if requested, may be escorted by armed guards. While we have taken robust steps to prevent theft or robbery of cash during transport, there can be no assurance that there will not be a security breach during the transport and the movement of cash involving the theft of product or cash.

We face exposure to fraudulent or illegal activity by employees, contractors, consultants and agents which may subject us to investigations and actions.

We will be exposed to the risk that any of their employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates, (i) government regulations, (ii) manufacturing standards, (iii) federal and provincial healthcare fraud and abuse laws and regulations, or (iv) laws that require the true, complete and accurate reporting of financial information or data. It may not always be possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. We cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents or business partners in violation of U.S. federal or state or local laws. If any such actions are instituted against us, and we are not successful in defending Harvest or asserting our rights, those actions could have a material impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition or results of operations.

We face risks related to the novelty of the cannabis industry, and the resulting lack of information regarding comparable companies, unanticipated expenses, difficulties and delays, and the offering of new products and services in an untested market.

As a relatively new industry, there are not many established players in the adult use cannabis industry whose business model we can follow or build on the success of. Similarly, there is little information about comparable companies available for potential investors to review in making a decision about whether to invest in Harvest.

Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies, like us, that are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of the Subordinated Voting Shares to the point where investors may lose their entire investments.

We have committed and expect to continue committing significant resources and capital to develop and market existing products and services and new products and services. These products and services are relatively untested in the marketplace, and we cannot assure shareholders and investors that we will achieve market acceptance for these products and services, or other new products and services that we may offer in the future. Moreover, these and other new products and services may be subject to significant competition with offerings by new and existing competitors in the business. In addition, new products and services may pose a variety of challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products and services could materially harm our business, prospects, revenue, results of operation and financial condition.

We are dependent on the popularity and acceptance of our brand portfolio.

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance of and demand for our products. Acceptance of and demand for our products depends on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety and reliability. If these customers do not accept our products, or if such products fail to adequately meet customers’ needs and expectations, our ability to continue generating revenues could be reduced.

We believe that establishing and maintaining the brand identities of products is a critical aspect of attracting and expanding a large customer base. Promotion and enhancement of brands will depend largely on success in providing high quality products. If customers and end users do not perceive our products to be of high quality, or if we introduce new products or enter into new business ventures that are not favorably received by customers and end users, we will risk diluting brand identities and decreasing their attractiveness to existing and potential customers. Moreover, in order to attract and retain customers and to promote and maintain brand equity in response to competitive pressures, we may have to increase substantially financial commitment to creating and maintaining a distinct brand loyalty among customers. If we incur significant expenses in an attempt to promote and maintain brands, this could be a material adverse effect on our business, financial condition or results of operations.

We will not have a highly diversified portfolio of assets.

We have invested in and operate solely within the medical and adult-use cannabis industry. Thus, an investment in our company will provide limited diversity as to asset type. Additionally, the assets to be held by us may be geographically concentrated from time to time. This lack of diversification could increase the risk associated with the revenue stream we expect to receive from the assets and, as a result, could have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to the risks inherent in agricultural operations.

Medical and adult-use cannabis is an agricultural product. There are risks inherent in the cultivation business, such as insects, plant diseases and similar agricultural risks. Although the products are usually grown indoors or in green houses under climate-controlled conditions, with conditions monitored, there can be no assurance that natural elements will not have a material adverse effect on the production of the subsidiaries’ products and, consequentially, on our business, financial condition or results of operations.

We may encounter increasingly strict environmental regulation in connection with our operations and the associated permitting, which may increase the expenses for cannabis production or subject us to enforcement actions by regulatory authorities.

Our operations are subject to environmental regulation in the various jurisdictions in which they operate. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not have a material adverse effect on our business, financial condition or results of operations.

Government approvals and permits are currently, and may in the future be, required in connection with our operations. To the extent such approvals are required and not obtained, we may be curtailed or prohibited from our proposed production of cannabis or from proceeding with the development of our operations as currently proposed.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. The subsidiaries may be required to compensate those suffering loss or damage by reason of their operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing the production of cannabis, or more stringent implementation thereof, could cause increases in expenses, capital expenditures or production costs or reduction in levels of production or require abandonment or delays in development, and could have a material adverse effect on our business, financial condition or results of operations.

We face risks related to our information technology systems, and potential cyber-attacks and security and privacy breaches.

Our use of technology is critical in our continued operations. We are susceptible to operational, financial and information security risks resulting from cyber-attacks and/or technological malfunctions. Successful cyber-attacks and/or technological malfunctions affecting us, or our service providers can result in, among other things, financial losses, the inability to process transactions, the unauthorized release of customer information or confidential information and reputational risk. We have not experienced any material losses to date relating to cybersecurity attacks, other information breaches or technological malfunctions. However, there can be no assurance that we will not incur such losses in the future. As cybersecurity threats continue to evolve, we may be required to use additional resources to continue to modify or enhance protective measures or to investigate security vulnerabilities.

We may store and collect personal information about customers and are responsible for protecting that information from privacy breaches that may occur through procedural or process failure, information technology malfunction or deliberate unauthorized intrusions. Any such theft or privacy breach would have a material adverse effect on our business, prospects, revenue, results of operation and financial condition. We are subject to laws, rules and regulations in the United States and other jurisdictions relating to the collection, processing, storage, transfer and use of personal data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees and other individuals of a data security breach. Evolving compliance and operational requirements under the privacy laws, rules and regulations of jurisdictions in which we operate impose significant costs that are likely to increase over time. In addition, non-compliance could result in proceedings against us by governmental entities and/or significant fines, could negatively impact our reputation and may otherwise adversely impact our business, financial condition and operating results.

We may be required to disclose personal information to government or regulatory entities.

We will own, manage, or provide services to various U.S. state licensed cannabis operations. Acquiring even a minimal and/or indirect interest in a U.S. state-licensed cannabis business can trigger requirements to disclose investors’ personal information. While these requirements vary by jurisdiction, some require interest holders to apply for regulatory approval and to provide tax returns, compensation agreements, fingerprints for background checks, criminal history records and other documents and information. Some states require disclosures of directors, officers and holders of more than a certain percentage of equity of the applicant. While certain states include exceptions for investments in publicly traded entities, not all states do so, and some such exceptions are confined to companies traded on a U.S. securities exchange. If these regulations were to extend to us, investors would be required to comply with such regulations, or face the possibility that the relevant cannabis license could be revoked or cancelled by the state licensing authority.

We face risks related to our insurance coverage and uninsurable risks.

Our business is subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, fires, labor disputes and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability.

Although we intend to continue to maintain insurance to protect against certain risks in such amounts as we consider to be reasonable, our insurance will not cover all the potential risks associated with our operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in our operations is not generally available on acceptable terms. We might also become subject to liability for pollution or other hazards which we may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

Our reputation and ability to do business may be negatively impacted by our supplier’s ability to produce and ship products.

We depend on third-party suppliers to produce and timely ship our orders. Products purchased from our suppliers are resold to our customers. These suppliers could fail to produce products to our specifications or quality standards and may not deliver units on a timely basis. Any changes in our suppliers’ ability to resolve production issues could impact our ability to fulfill orders and could also disrupt our business due to delays in finding new suppliers.

We are dependent on key inputs, suppliers and skilled labor for the cultivation, extraction and production of cannabis products.

The cultivation, extraction and production of cannabis and derivative products is dependent on a number of key inputs and their related costs, including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, such as the raw material cost of cannabis, could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Any inability to secure required supplies and services, or to do so on appropriate terms, could have a materially adverse impact on our business, prospects, revenue, results of operation and financial condition. We purchase key inputs on a purchase order basis from suppliers at market prices based on its production requirements and anticipated demand. We believe that we will have access to a sufficient supply of the key inputs for the foreseeable future.

Our cannabis growing operations consume considerable energy, which makes it vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect our business and our ability to operate profitably.

The ability to compete and grow will be dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of skilled labor, equipment, parts and components. This could have a material effect on our financial results.

We may have increased labor costs based on union activity.

Labor unions are working to organize workforces in the cannabis industry in general. Currently, a labor organization has been recognized as a representative of our employees at a cultivation and processing facility in Reading, Pennsylvania. However, it is possible that other retail and/or manufacturing locations will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. We cannot predict how stable our relationships with U.S. labor organizations would be or whether we would be able to meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

Our inability to attract and retain key personnel could materially adversely affect our business.

Our success is dependent upon the ability, expertise, judgment, discretion and good faith of our senior management and key personnel. We compete with other companies both within and outside the cannabis industry to recruit and retain competent employees. If we cannot maintain qualified employees to meet the needs of our anticipated growth, our business and financial condition could be materially adversely affected.

Our sales are difficult to forecast due to limited and unreliable market data.

As a result of recent and ongoing regulatory and policy changes in the medical and adult use cannabis industries and the effects of COVID-19, the market data that is available is limited and unreliable. We must rely largely on our own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources in the states in which our business operates. Additionally, any of our market research and projections of estimated total retail sales, demographics, demand and similar consumer research, are based on assumptions from limited and unreliable market data. A failure in the demand for our products to materialize as a result of inaccurate research and projections may have a material adverse effect on our business, results of operations and financial condition.

We may be subject to growth-related risks.

We may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Our inability to deal with this growth may have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

We are currently involved in litigation, and there may be additional litigation in which we will be involved in the future.

We are currently involved in litigation. An adverse decision in the litigation could have a material adverse effect on our business, financial condition or results of operations. Furthermore, even if we are successful in the litigation, we will likely incur substantial legal fees in asserting our claims against the respondents and in defending against the counterclaims and, thus, these legal fees could have a material adverse effect on our anticipated business, financial condition or results of operations.

We may become party to litigation from time to time in the ordinary course of business which could adversely affect our business. Should any litigation in which we become involved be determined against us such a decision could materially adversely affect our ability to continue operating and the market price for the Subordinated Voting Shares and could use significant resources.

We face an inherent risk of product liability claims as a manufacturer, processor and producer of products that are meant to be ingested by people.

As a manufacturer, processor and distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. Although we will have quality control procedures in place, we may be subject to various product liability claims, including, among others, that the products produced by us, or the products that will be purchased by us from third-party licensed producers, caused injury, illness or death, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our customers and consumers generally and could have a material adverse effect on our business, results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

Our intellectual property may be difficult to protect.

We rely upon certain proprietary intellectual property, including, but not limited to, brands, trademarks, trade names and proprietary processes. Our success will depend, in part, on our ability to maintain and enhance protection over our intellectual property, know-how and other proprietary information. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third-parties’ confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights. These confidentiality, inventions, and assignment agreements may be breached and may not effectively assign rights to proprietary information to us. In addition, our proprietary information could be independently discovered by competitors, in which case we may not be able to prevent the use of such proprietary information by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our proprietary information could be difficult, expensive, and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect such proprietary information. The failure to obtain or maintain meaningful intellectual property protection could adversely affect our competitive position.

In addition, effective future copyright and trade secret protection may be unavailable or limited and may be unenforceable. As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the Controlled Substances Act, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark protection regarding the intellectual property of a business, may not be available to us. While many states do offer the ability to protect trademarks independent of the federal government, state-registered trademarks provide a lower degree of protection than would federally registered marks. As a result, our intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties.

Our failure to adequately maintain and enhance protection over our proprietary information, as well as over unregistered intellectual property of companies that we acquire, could have a material adverse effect on our business, financial condition or results of operations.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could subject us to significant liabilities and other costs.

Our success may depend on our ability to use and develop new extraction technologies, recipes, know-how and new strains of cannabis without infringing the intellectual property rights of third parties. We cannot assure that third parties will not assert intellectual property claims against it. We are subject to additional risks if entities licensing intellectual property to us do not have adequate rights to the licensed materials. If third parties assert copyright or patent infringement or violation of other intellectual property rights against us, we will be required to defend our self in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, require us to pay ongoing royalties or subject us to injunctions that may prohibit the development and operation of our applications.

Our products may be subject to product recalls, which may result in expense, legal proceedings, regulatory action, loss of sales and reputation, and management attention.

Despite our quality control procedures, cultivators, manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of our products, or any of the products that will be purchased by us from a third-party licensed producer, are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, if at all. In addition, a product recall may require significant management attention. Although we have detailed procedures in place for testing our products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of our significant brands were subject to recall, the image of that brand and Harvest could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by the FDA, or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

We may face unfavorable publicity or consumer perception of the safety, efficacy and quality of our cannabis products as a result of research, investigations, litigation and publicity.

Management believes the adult use cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the adult use cannabis produced. Consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of adult use cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the adult use cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that is perceived as less favorable than, or questions earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on us, the demand for our products and our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of adult use cannabis in general, or our products specifically, or associating the consumption of adult use cannabis with illness or other negative effects or events, could have such a material adverse effect. Adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

The use of vape products and vaping may pose health risks. According to the Centers for Disease Control, vape products may contain ingredients that are known to be toxic to humans and may contain other ingredients that may not be safe. Because clinical studies about the safety and efficacy of vape products have not been submitted to the FDA, consumers currently have no way of knowing whether they are safe before their intended use or what types or concentrations of potentially harmful chemicals or by-products are found in these products.

We face intense competition in a new and rapidly growing industry by legitimate companies with more experience and financial resources than we have and by unlicensed and unregulated participants.

We face intense competition from other companies, some of which have longer operating histories and more financial resources and manufacturing and marketing experience than us. Increased competition by larger and better financed competitors could materially and adversely affect our business, financial condition and results of operations. Because of the early stage of the industry in which we operate, we face additional competition from new entrants. If the number of consumers of cannabis in the states in which we operate increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, we will require a continued high level of investment in research and development, marketing and sales support. We may not have sufficient resources to maintain research and development, marketing and sales support efforts on a competitive basis, which could materially and adversely affect the business, financial condition and results of our operations.

We also face competition from illegal dispensaries and the black market that are unlicensed and unregulated, and that are selling cannabis and cannabis products, including products with higher concentrations of active ingredients, and using delivery methods, including edibles and extract vaporizers, that we are prohibited from offering to individuals as they are not currently permitted by U.S. state law. Any inability or unwillingness of law enforcement authorities to enforce existing laws prohibiting the unlicensed cultivation and sale of cannabis and cannabis-based products could result in the perpetuation of the black market for cannabis and/or have a material adverse effect on the perception of cannabis use. Any or all these events could have a material adverse effect on our business, financial condition and results of operations.

Synthetic products from the pharmaceutical industry may compete with cannabis use and products.

The pharmaceutical industry may attempt to dominate the cannabis industry, and in particular, legal cannabis, through the development and distribution of synthetic products which emulate the effects and treatment of organic cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the cannabis industry. This could adversely affect our ability to secure long-term profitability and success through the sustainable and profitable operation of the anticipated businesses and investment targets and could have a material adverse effect on our anticipated business, financial condition or results of operations.

We are subject to taxation both in Canada and the United States.

We are and will continue to be a Canadian corporation. We are treated as a Canadian resident company (as defined in the Income Tax Act (Canada) (the “Tax Act”)) subject to Canadian income taxes. We are also treated as a U.S. corporation subject to U.S. federal income tax pursuant to Section 7874 of the Code and are subject to U.S. federal income tax on our worldwide income. As a result, we are subject to taxation both in Canada and the United States, which could have a material adverse effect on our financial condition and results of operations.

It is unlikely that we will pay any dividends on the Subordinate Voting Shares in the foreseeable future. However, dividends received by shareholders who are residents of Canada for purposes of the Tax Act will be subject to U.S. withholding tax. Any such dividends may not qualify for a reduced rate of withholding tax under the Canada-United States tax treaty. In addition, a foreign tax credit or a deduction in respect of foreign taxes may not be available.

Dividends received by U.S. shareholders will not be subject to U.S. withholding tax but will be subject to Canadian withholding tax. Dividends paid by us will be characterized as U.S. source income for purposes of the foreign tax credit rules under the Code. Accordingly, U.S. shareholders generally will not be able to claim a credit for any Canadian tax withheld unless, depending on the circumstances, they have an excess foreign tax credit limitation due to other foreign source income that is subject to a low or zero rate of foreign tax.

Dividends received by shareholders that are neither Canadian nor U.S. shareholders will be subject to U.S. withholding tax and will also be subject to Canadian withholding tax. These dividends may not qualify for a reduced rate of U.S. withholding tax under any income tax treaty otherwise applicable to our shareholders, subject to examination of the relevant treaty.

Because the Subordinate Voting Shares are treated as shares of a U.S. domestic corporation, the U.S. gift, estate and generation-skipping transfer tax rules generally apply to a non-U.S. shareholder of Subordinate Voting Shares.

Each shareholder should seek tax advice, based on such shareholder’s particular circumstances, from an independent tax advisor.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a material and adverse effect on our business.

We are subject to various Canadian and U.S. reporting and other regulatory requirements. We have incurred and will continue to incur expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act and applicable Canadian securities laws regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act and applicable Canadian securities laws, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Subordinated Voting Shares.

The elimination of monetary liability against our directors, officers, and employees under British Columbia law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

Our Articles contain a provision permitting us to eliminate the personal liability of our directors to us and our shareholders for damages incurred as a director or officer to the extent provided by British Columbia law. We may also have contractual indemnification obligations under any future employment agreements with our officers or agreements entered into with our directors. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our shareholders.

There may be difficulty in enforcing judgments and effecting service of process on directors and officers that are not citizens of the United States.

Certain of our directors and officers reside outside of Canada and the United States and some or all of the assets of such persons are located outside of Canada and the United States. Therefore, it may not be possible for shareholders to collect or to enforce judgments or liabilities against them under U.S. securities laws. Moreover, it may not be possible for shareholders to effect service of process within Canada or the United States upon such persons.

Generally, original actions to enforce liabilities under U.S. federal securities laws may not be brought in a Canadian court. Such actions must be brought in a court in the United States with applicable jurisdiction. Persons obtaining judgments against us in United States courts, including judgments obtained under U.S. federal securities laws, will then be required to bring an application in a Canadian court to enforce such judgments in Canada.

We are dependent upon agricultural production of cannabis for our operations, which are subject to seasonal and weather-related risks.

As our product is an agricultural commodity, we are subject to the risks inherent in agricultural production. The agriculture industry is subject to seasonal and weather factors, which can vary unpredictably from period to period. Weather factors can affect the presence of disease and pests on a regional basis and, accordingly, can positively or adversely affect the demand for crop protection products, including the mix of products used or the level of returns. The weather also can affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Seed yields can be higher or lower than planned, which could lead to higher inventory and related write-offs. Climate change may increase the frequency or intensity of extreme weather such as storms, floods, heat waves, droughts and other events that could affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Climate change may also affect the availability and suitability of arable land and contribute to unpredictable shifts in the average growing season and types of crops produced.

Risks Related to Our Securities

A return on our securities is not guaranteed.

There is no guarantee that our Subordinated Voting Shares will earn any positive return in the short term or long term. A holding of Subordinated Voting Shares is speculative and involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. A holding of Subordinated Voting Shares is appropriate only for holders who have the capacity to absorb a loss of some or all of their holdings.

Our voting control is concentrated.

As of December 31, 2020, the holder of our Super Voting Shares, Steven M. White, exercises in the aggregate approximately 52.46% of the voting power in respect of our outstanding shares. As a result, Mr. White is expected to have the ability to control the outcome of all matters submitted to our shareholders for approval, including the election and removal of directors and any arrangement or sale of all or substantially all of our assets. Even if Mr. White does not retain any employment with us, he will continue to have the ability to exercise the same significant voting power.

The concentrated control through the Super Voting Shares could delay, defer, or prevent a change of control of Harvest, an arrangement involving us or a sale of all or substantially all of our assets that our other shareholders support. Conversely, this concentrated control could allow Mr. White to consummate such a transaction that our other shareholders do not support. In addition, Mr. White may make long-term strategic investment decisions and take risks that may not be successful and may seriously harm our business.

As our Chief Executive Officer and a member of our board of directors, Mr. White has control over the day-to-day management and the implementation of our major strategic decision, subject to authorization and oversight by our board of directors. As a member of our board of directors, Mr. White will owe a fiduciary duty to our shareholders and will be obligated to act honestly and in good faith with a view to our best interests. As a shareholder, even a controlling shareholder, Mr. White will be entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in our interests or in the interest of our other shareholders.

Our capital structure and voting control may cause unpredictability.

Although other Canadian-based companies have dual class or multiple voting share structures, given our unique capital structure and the concentration of voting control that is held by Mr. White, the sole holder of the Super Voting Shares, this structure and control could result in a lower trading price for, or greater fluctuations in, the trading price of the Subordinated Voting Shares, adverse publicity to us or other adverse consequences.

Additional issuances of Subordinated Voting Shares, or securities convertible into Subordinated Voting Shares, may result in dilution.

We may issue additional equity or convertible debt securities in the future, which may dilute our existing shareholder’s holdings. Our articles permit the issuance of an unlimited number of Super Voting Shares, Multiple Voting Shares and Subordinate Voting Shares, and existing shareholders will have no pre-emptive rights in connection with such further issuances. Our board of directors has discretion to determine the price and the terms of further issuances, and such terms could include rights, preferences and privileges superior to those existing holders of Subordinated Voting Shares. Moreover, additional Subordinated Voting Shares will be issued by us on the conversion of the Multiple Voting Shares and Super Voting Shares in accordance with their terms. To the extent holders of our options or other convertible securities convert or exercise their securities and sell Subordinated Voting Shares they receive, the trading price of the Subordinated Voting Shares may decrease due to the additional amount of Subordinated Voting Shares available in the market. Further, we may issue additional Subordinated Voting Shares in connection with strategic acquisitions. We cannot predict the size or nature of future issuances or the effect that future issuances and sales of Subordinated Voting Shares (or securities convertible into Subordinated Voting Shares) will have on the market price of the Subordinated Voting Shares. Issuances of a substantial number of additional Subordinated Voting Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Subordinated Voting Shares. With any additional issuance of Subordinated Voting Shares, investors will suffer dilution to their voting power and economic interest in our company.

Sales of substantial amounts of Subordinated Voting Shares may have an adverse effect on their market price.

Sales of a substantial number of Subordinated Voting Shares in the public market could occur at any time either by existing holders of Subordinated Voting Shares or by holders of the Multiple Voting Shares that are convertible into Subordinated Voting Shares. These sales, or the market perception that the holders of a large number of Subordinated Voting Shares or Multiple Voting Shares intend to sell Subordinated Voting Shares, could reduce the market price of the Subordinated Voting Shares. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities.

The market price for the Subordinated Voting Shares may be volatile.

The market price for securities of cannabis companies generally are likely to be volatile. In addition, the market price for the Subordinated Voting Shares has been and may be subject to wide fluctuations in response to numerous factors beyond our control, including, but not limited to:

•	actual or anticipated fluctuations in our quarterly results of operations;
•	recommendations by securities research analysts;
•	changes in the economic performance or market valuations of companies in the industry in which we operate;
•	addition or departure of our executive officers and other key personnel;
•	release or expiration of transfer restrictions on outstanding Multiple Voting Shares or Subordinate Voting Shares;
•	sales or perceived sales of additional Subordinated Voting Shares;
•	operating and financial performance that varies from the expectations of management, securities analysts and investors;
•	regulatory changes affecting our industry generally and our business and operations both domestically and abroad;
•	announcements of developments and other material events by us or our competitors;
•	fluctuations in the costs of vital production materials and services;
•	changes in global financial markets, global economies and general market conditions, such as interest rates and pharmaceutical product price volatility;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•	operating and share price performance of other companies that investors deem comparable to us or from a lack of market comparable companies; and
•	news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.

Financial markets have at times historically experienced significant price and volume fluctuations that: (i) have particularly affected the market prices of equity securities of companies and (ii) have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the Subordinated Voting Shares from time to time may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that may result in impairment losses to us. There can be no assurance that further fluctuations in price and volume of equity securities will not occur. If increased levels of volatility and market turmoil continue, our operations could be adversely impacted, and the trading price of the Subordinated Voting Shares may be materially adversely affected.

A decline in the price of the Subordinated Voting Shares could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of the Subordinated Voting Shares could result in a reduction in the liquidity of the Subordinated Voting Shares and a reduction in our ability to raise capital. Because a significant portion of our operations have been and will be financed through the sale of equity securities, a decline in the price of our Subordinated Voting Shares could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a material adverse effect on our business plan and operations, including our ability operationalize existing licenses and complete planned capital expenditures including the focused development and growth of cultivation facilities. If the price of our Subordinated Voting Shares declines, there can be no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

If securities or industry analysts do not publish or cease publishing research or reports or publish misleading, inaccurate or unfavorable research about us, our business or our market, our stock price and trading volume could decline.

The trading market for our Subordinated Voting Shares will be influenced by the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If no or few securities or industry analysts cover our Company, the trading price and volume of our shares would likely be negatively impacted. If one or more of the analysts who covers us downgrades our shares or publishes inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about our competitors, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our shares could decrease, which could cause our stock price or trading volume to decline.

An investor may face liquidity risks with an investment in the Subordinated Voting Shares.

The Subordinated Voting Shares currently trade on the CSE in Canada and are quoted on the OTCQX in the United States. We cannot predict at what prices the Subordinated Voting Shares will continue to trade, and there is no assurance that an active trading market will be sustained. The Subordinated Voting Shares do not currently trade on any U.S. national securities exchange. In the event the Subordinated Voting Shares begin trading on any U.S. national securities exchange, we cannot predict at what prices the Subordinated Voting Shares will trade and there is no assurance that an active trading market will develop or be sustained. There is a material liquidity risk associated with an investment in the Subordinated Voting Shares.

Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of Subordinated Voting Shares for reasons unrelated to operating performance. Moreover, the OTC Markets is not a U.S. national securities exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a U.S. national securities exchange like the Nasdaq or the NYSE. These factors may result in investors having difficulty reselling Subordinated Voting Shares on the OTC Markets.

We do not intend to pay dividends on our Subordinated Voting Shares and, consequently, the ability of investors to achieve a return on their investment will depend on appreciation in the price of our Subordinated Voting Shares.

We have never declared or paid any cash dividend on our Subordinated Voting Shares and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings, if materialized, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Therefore, the success of an investment in our Subordinated Voting Shares will depend upon any future appreciation in their value. There is no guarantee that our Subordinated Voting Shares will appreciate in value or even maintain the price at which they were purchased.

General Risks

We may be adversely affected by fluctuations in the U.S. dollar relative to the Canadian dollar.

Our revenues and expenses are expected to be primarily denominated in U.S. dollars, and therefore may be exposed to significant currency exchange fluctuations. The Canadian dollar relative to the U.S. dollar or other foreign currencies is subject to fluctuations. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may have a material adverse effect on our business, financial condition or results of operations. We may, in the future, establish a program to hedge a portion of our foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. However, even if we develop a hedging program, there can be no assurance that it will effectively mitigate currency risks. Failure to adequately manage foreign exchange risk could therefore have a material adverse effect on our business, financial condition or results of operations.

We may be negatively impacted by challenging global economic conditions.

Our business, financial condition, results of operations and cash flow may be negatively impacted by challenging global economic conditions.

A global economic slowdown would cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy and declining consumer and business confidence, which can lead to decreased levels of consumer spending. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration or severity of such disruptions in the credit and financial markets or adverse global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Additionally, the U.S. has imposed and may impose additional quotas, duties, tariffs, retaliatory or trade protection measures or other restrictions or regulations and may adversely adjust prevailing quota, duty or tariff levels, which can affect both the materials that we use to package our products and the sale of finished products. For example, the tariffs imposed by the U.S. on materials from China are impacting materials that we import for use in packaging in the U.S. Measures to reduce the impact of tariff increases or trade restrictions, including geographical diversification of our sources of supply, adjustments in packaging design and fabrication or increased prices, could increase our costs, delay our time to market and/or decrease sales. Other governmental action related to tariffs or international trade agreements has the potential to adversely impact demand for our products and our costs, customers, suppliers and global economic conditions and cause higher volatility in financial markets. While we actively review existing and proposed measures to seek to assess the impact of them on our business, changes in tariff rates, import duties and other new or augmented trade restrictions could have a number of negative impacts on our business, including higher consumer prices and reduced demand for our products and higher input costs.

Our business, financial condition, results of operations, and cash flow may in the future be negatively impacted by challenging global economic conditions.

Future disruptions and volatility in global financial markets and declining consumer and business confidence, including as a result of COVID-19, could lead to decreased levels of consumer spending. Our operations could be affected by the economic context should the unemployment level, interest rates or inflation reach levels that influence consumer trends and spending and, consequently, impact our sales and profitability. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration, or severity of such disruptions in the credit and financial markets and adverse global economic conditions. Any general or market- specific economic downturn could have a material adverse effect on our business, financial condition, results of operations, and cashflow.

The outbreak of COVID-19 may have a significant negative impact on our business and financial results.

In December 2019, there was an outbreak of COVID-19 in China that has since spread to many other regions of the world. The outbreak was subsequently labeled as a global pandemic by the World Health Organization in March 2020. As the pandemic spread throughout the United States, businesses as well as federal, state and local governments have implemented and may continue to implement significant actions to attempt to mitigate this public health crisis. Although the ultimate severity of the COVID-19 outbreak is uncertain at this time, the pandemic may have adverse impacts on our financial condition and results of operations, including, but not limited to:

•

We may experience significant reductions or volatility in demand for our products as customers may not be able to purchase merchandise due to illness, quarantine or government or self-imposed restrictions placed on our stores’ operations. Currently all of our stores are open with some having temporarily ceased operations or reduced operational hours due to labor shortages and we expect them to remain open. Our stores operate in compliance with local social distancing requirements and mandates. Social distancing measures or changes in consumer spending behaviors due to COVID-19 may, however, impact traffic in our stores and such actions could result in a loss of sales and profit.

•

We may experience temporary or long-term disruptions in our supply chain. While the outbreak has impacted manufacturing and distribution throughout the world, we have not currently experienced any material impact in our supply chain. Transportation delays and cost increases, closures or disruptions of businesses and facilities or social, economic, political or labor instability, may impact our or our suppliers’ operations or our customers.

•

Our liquidity may be negatively impacted if our stores are unable to maintain their current level of sales and we may be required to pursue additional sources of financing to meet our financial obligations. Obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors. Further actions may be required to improve our cash position, including, but not limited to, monetizing our asset and foregoing capital expenditures and other discretionary expenses.

•

We may experience temporary or long-term delays in obtaining regulatory approvals for the completion of the acquisition of GreenMart and other regulatory approvals required in connection with, among other things, our operations, expansion and staffing due to governmental office shutdowns or delays. Such actions could cause a delay in completion of the acquisition of GreenMart, result in labor shortages, or delay completion of expansion projects and could result in a loss of sales and profit.

The extent of the impact of COVID-19 on our operations and financial results depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak. The situation is changing rapidly and future impacts may materialize that are not yet known. As of December 31, 2020, there have not been meaningful impacts or disruptions to our operations as a result of the COVID-19 pandemic. We continue to assess the impact of COVID-19 on an ongoing basis.

We are subject to increased costs as a result of being a public company in Canada and the United States.

As a public company in Canada and the United States, we are subject to the reporting requirements, rules and regulations under the applicable Canadian and American securities laws and rules of stock exchanges on which our securities may be listed. There are increased costs associated with legal, accounting and other expenses related to such regulatory compliance. Securities legislation and the rules and policies of the CSE require listed companies to, among other things, adopt corporate governance and related practices, and to continuously prepare and disclose material information, all of which add to a company’s legal and financial compliance costs. We may also elect to devote greater resources than we otherwise would have on communication and other activities typically considered important by publicly traded companies.

We are eligible to be treated as an “emerging growth company” as defined in the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Subordinated Voting Shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (2) reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of the Subordinated Voting Shares held by non-affiliates exceeds $700 million as of June 30, 2022, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which case we would no longer be an emerging growth company as of the following December 31. Additionally, if we issue more than $1.0 billion in non-convertible debt during any three-year period before June 30, 2022, we would cease to be an emerging growth company immediately. We cannot predict if investors will find the Subordinated Voting Shares less attractive because we may rely on these exemptions. If some investors find the Subordinated Voting Shares less attractive as a result, there may be a less active trading market for the Subordinated Voting Shares, and the stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to take advantage of the extended transition period allowed for emerging growth companies for complying with new or revised accounting guidance as allowed by Section 107 of the JOBS Act and Section 7(a)(2)(B) of the Securities Act.

Certain Tax Risks

THE FOLLOWING IS A DISCUSSION OF CERTAIN MATERIAL TAX RISKS ASSOCIATED WITH THE ACQUISITION AND OWNERSHIP OF SHARES. THIS ANNUAL REPORT ON FORM 10-K DOES NOT DISCUSS RISKS ASSOCIATED WITH ANY APPLICABLE STATE, PROVINCIAL, LOCAL OR FOREIGN TAX LAWS. THE TAX RELATED INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K DOES NOT CONSTITUTE TAX ADVICE AND IS FOR INFORMATIONAL PURPOSES ONLY. FOR ADVICE ON TAX LAWS APPLICABLE TO A SHAREHOLDER’S INDIVIDUAL TAX SITUATIONS, SHAREHOLDERS SHOULD SEEK THE ADVICE OF THEIR TAX ADVISORS. NO REPRESENTATION OR WARRANTY OF ANY KIND IS MADE BY US OR ANY OF THE MEMBERS OF OUR BOARD OF DIRECTORS, OFFICERS, LEGAL COUNSEL, OTHER AGENTS OR AFFILIATES WITH RESPECT TO THE TAX TREATMENT APPLICABLE TO ANY PERSON WHO ACQUIRES SHARES. EACH INVESTOR IS URGED TO REVIEW THE ANNUAL REPORT ON FORM 10-K IN ITS ENTIRETY AND TO CONSULT HIS OR HER OWN TAX ADVISOR WITH RESPECT TO THE FEDERAL, STATE, PROVINCIAL, LOCAL AND FOREIGN TAX CONSEQUENCES ARISING IN CONNECTION WITH THE ACQUISITION AND OWNERSHIP OF SHARES.

We will be subject to Canadian and United States tax on our worldwide income.

We will be deemed to be a resident of Canada for Canadian federal income tax purposes by virtue of being organized under the laws of a Province of Canada. Accordingly, we will be subject to Canadian taxation on our worldwide income, in accordance with the rules in the Tax Act generally applicable to corporations resident in Canada.

Notwithstanding that we will be deemed to be a resident of Canada for Canadian federal income tax purposes, we are treated as a United States corporation for United States federal income tax purposes, pursuant to Section 7874(b) of the Code, and will be subject to United States federal income tax on our worldwide income. As a result, we will be subject to taxation both in Canada and the United States, which could have a material adverse effect on our business, financial condition or results of operations.

Dispositions of Subordinated Voting Shares will be subject to Canadian and/or United States tax.

Dispositions of Subordinated Voting Shares will be subject to Canadian tax. In addition, dispositions of Subordinated Voting Shares by U.S. Holders will be subject to U.S. tax, and certain dispositions of Subordinated Voting Shares by Non-U.S. Holders (including, if we are treated as a USRPHC, as defined below) will be subject to U.S. tax. For purposes of this discussion, a “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of the Subordinated Voting Shares and is: (i) an individual who is a citizen or resident of the United States; (ii) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (2) the trust has a valid election in effect to be treated as a U.S. person under applicable Treasury regulations. Further, for purposes of this discussion, a “Non-U.S. holder” is a beneficial owner of the Subordinated Voting Shares other than a U.S. Holder or partnership.

Transfers of Subordinated Voting Shares may be subject to United States estate and generation-skipping transfer taxes.

Because the Subordinated Voting Shares will be treated as shares of a U.S. domestic corporation, the U.S. estate and generation-skipping transfer tax rules generally may apply to a Non-U.S. Holder of Subordinated Voting Shares.

The application of Section 280E of the Code may substantially limit our ability to deduct certain expenses for United States tax purposes.

Pursuant to Section 280E of the Code, the ability of any business to take certain tax deductions is severely limited if such business is involved in any trade or business consisting of the trafficking in controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act) which is prohibited by federal law or the law of any state in which such business is conducted. Cannabis is currently a controlled substance within the meaning of Schedule I of the Controlled Substances Act. As a result, because we operate in the cannabis industry, our taxable income is likely to exceed our actual profits.

Taxation of Non-U.S. Holders upon a disposition of Subordinated Voting Shares depends on whether we are classified as a United States real property holding corporation.

We are treated as a U.S. domestic corporation for U.S. federal income tax purposes under Section 7874 of the Code. As a U.S. domestic corporation for U.S. federal income tax purposes, the taxation of our Non-U.S. Holders upon a disposition of Subordinated Voting Shares generally depends on whether we are classified as a “United States real property holding corporation” for U.S. federal income tax purposes (a “USRPHC”). We have not performed any analysis to determine whether we are currently, or have ever been, a USRPHC. In addition, we have not sought and do not intend to seek formal confirmation of our status as a non-USRPHC from the IRS. If we ultimately are determined by the IRS to constitute a USRPHC, our Non-U.S. Holders may be subject to U.S. federal income tax on any gain associated with the disposition of the Subordinated Voting Shares.

Changes in tax laws may affect us and holders of Subordinated Voting Shares.

There can be no assurance that the Canadian and U.S. federal income tax treatment of Harvest or an investment in Harvest will not be modified, prospectively or retroactively, by legislative, judicial or administrative action, in a manner adverse to us or holders of Subordinated Voting Shares.

The Subordinated Voting Shares may not be qualified investments for Registered Plans if the Subordinated Voting Shares are not listed on a designated stock exchange.

If the Subordinated Voting Shares are not listed on a designated stock exchange in Canada before the filing-due date our first income tax return, or if we do not otherwise satisfy the conditions in the Tax Act to be a “public corporation”, the Subordinated Voting Shares will not be considered to be a qualified investment for a Registered Plan (within the meaning of the Tax Act). Where a Registered Plan acquires a Share in circumstances where the Share is not a qualified investment under the Tax Act for the Registered Plan, adverse tax consequences may arise for the Registered Plan and the controlling individual (within the meaning of the Tax Act) under the Registered Plan, including that the Registered Plan may become subject to penalty taxes and the controlling individual of such Registered Plan may be deemed to have received income therefrom or be subject to a penalty tax.

ERISA imposes additional obligations on certain investors.

In considering an investment in the Subordinated Voting Shares, trustees, custodians, investment managers, and fiduciaries of retirement and other plans subject to the fiduciary responsibility provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) and/or Section 4975 of the Code, should consider, among other things: (1) whether an investment in the Subordinated Voting Shares is in accordance with plan documents and satisfies the diversification requirements of Sections 404(a)(1)(C) and 404(a)(1)(D) of ERISA, if applicable; (2) whether an investment in the Subordinated Voting Shares will result in unrelated business taxable income to the plan; (3) whether an investment in the Subordinated Voting Shares is prudent under Section 404(a)(1)(B) of ERISA, if applicable, given the nature of an investment in, and the compensation structure of, Harvest and the potential lack of liquidity of the Subordinated Voting Shares during the lockup period following the Transaction; (4) whether we or any of our affiliates is a fiduciary or party in interest to the plan, and (5) whether an investment in the Subordinated Voting Shares complies with the “indicia of ownership” requirement set forth in ERISA Section 404(b). Fiduciaries and other persons responsible for the investment of certain governmental and church plans that are subject to any provision of federal, state, or local law that is substantially similar to the fiduciary responsibility provisions of Title I of ERISA or Section 4975 of the Code that are considering the investment in the Subordinated Voting Shares should consider the applicability of the provisions of such similar law and whether the Subordinated Voting Shares would be an appropriate investment under such similar law. The responsible fiduciary must take into account all of the facts and circumstances of the plan and of the investment when determining if a particular investment is prudent.

ITEM 2. PROPERTIES.

The following tables set forth our principal physical properties as of December 31, 2020, unless otherwise indicated.

Corporate Properties
Type	Location	Leased / Owned
Office	1155 W Rio Salado Parkway, Suite B-201, Tempe, AZ 85208	Leased
Office	627 S 48th Street, Suite 100 & 103, Tempe, AZ 85281	Leased
Office	12555 Jefferson Boulevard, Suite 205, Los Angeles, CA 90066	Leased
Office	1780 S Bellaire Street, Suite 800, Denver, CO 80222	Leased

Production Properties
Type	Location	Leased / Owned
Cultivation; Manufacturing	4001 Comet Drive, Newport, AR 72112 **	Owned
Cultivation; Distribution; Manufacturing	2512 E Magnolia Street, Phoenix, AZ 85034	Leased
Cultivation; Manufacturing	12225 W Peoria Avenue, Suite B, El Mirage, AZ 85335	Leased
Cultivation	5655 E Gaskill Road, Willcox, AZ 85643	Owned
Manufacturing	4860 N Ken Morey Drive, Bldg. 1, Bellemont, AZ 86015	Leased
Cultivation	2051 W State Route 260, Camp Verde, AZ 86322	Owned
Cultivation	300 E Cherry Street, Cottonwood, AZ 86326	Leased
Manufacturing	5221 & 5231 Monroe Street, #100, Denver, CO 80216	Leased
Cultivation; Distribution; Manufacturing	12895 NW Highway 441, Alachua, FL 32615	Owned
Cultivation; Manufacturing	7315 NW 126th Street, Gainesville, FL 32653	Leased
Cultivation	198 Mill Village Road, Deerfield, MA 01342	Owned
Cultivation	35 S Street, Hancock, MD 21750	Leased
Manufacturing	11 South Street, Hancock, MD 21750	Leased
Cultivation; Distribution; Manufacturing	5421 E Cheyenne Avenue, Las Vegas, NV 89156	Leased
Cultivation; Manufacturing	1265 County Road 1A, Ironton, OH 45638	Owned
Cultivation; Manufacturing	1800 Centre Avenue, Reading, PA 19601	Leased
Cultivation; Manufacturing	791 S 9300 W, Building C, Ogden, UT 84404	Leased

Retail Properties
Type	Location	Leased / Owned
Dispensary	900 S Rodney Parham Road, Little Rock, AR 72204 **	Owned
Dispensary	2626-2630 W Indian School Road, Phoenix, AZ 85017 *	Owned
Parking Lot	2620 W Indian School Road, Phoenix, AZ 85017	Leased
Dispensary	2017 W Peoria Avenue, Phoenix, AZ 85029	Leased
Dispensary	1985 W Apache Trail, Unit 4 & 4A, Apache Junction, AZ 85120	Leased
Dispensary	1860 E Salk Boulevard, Suite B1, Casa Grande, AZ 85122	Leased
Dispensary	1150 W McClellan Road, Mesa, AZ 85201	Leased
Dispensary	938 E Juanita Avenue, Mesa, AZ 85204 *	Owned
Dispensary	13433 E Chandler Boulevard, Suite A & B, Chandler, AZ 85225	Leased
Dispensary	15190 N Hayden Road, Scottsdale, AZ 85260	Leased
Dispensary	7320 E Butherus Avenue, Suite 100, Scottsdale, AZ 85260	Leased
Dispensary	1821 W Baseline Road, Phoenix, AZ 85283	Leased
Dispensary	710 W Elliot Road, Suite 102 & 103, Tempe, AZ 85284	Leased
Dispensary	13631 N 59th Avenue, Unit B110, Glendale, AZ 85304 *	Owned
Dispensary	3828 S Vermeersch Road, Avondale, AZ 85323	Leased
Dispensary	9275 W Peoria Avenue, Peoria, AZ 85345 *	Owned
Dispensary	2734 E Grant Road, Tucson, AZ 85716	Leased
Dispensary	2400 Arizona 89A, Cottonwood, AZ 86326	Leased
Dispensary	1691 Industrial Boulevard, Lake Havasu City, AZ 86403	Leased
Dispensary	712 & 718 Lincoln Boulevard, Venice, CA 90291	Leased
Dispensary	1414-1418 Wilshire Boulevard, Santa Monica, CA 90403 *	Owned
Dispensary	169 W Colorado Boulevard, Pasadena, CA 91105	Leased
Dispensary	310-320 N Palm Canyon Drive, Palm Springs, CA 92262 *	Owned
Dispensary	1053 Highland Way, Grover Beach, CA 93433	Owned
Dispensary	1720 Tanen Street, Napa, CA 94559	Leased
Dispensary	2441 & 2449 2nd Street, Napa, CA 94559	Leased
Dispensary	10095 Beach Boulevard, Suite 450, Jacksonville, FL 32246	Leased
Dispensary	10339 San Jose Boulevard, Jacksonville, FL 32257	Owned
Dispensary	1800 Tennessee Street, Suite 1, Tallahassee, FL 32304	Leased
Dispensary	3833-3841 SW Archer Road, Gainesville, FL 32608 *	Owned
Dispensary	182 W State Road 434, Suite 1016 & 1020, Longwood, FL 32750	Leased
Dispensary	2908 Hollywood Boulevard, Hollywood, FL 33020	Owned
Dispensary	1221 SW 8th Street, Suite 7 & 8, Miami, FL 33135	Leased
Dispensary	1011 5th Street, Miami Beach, FL 33139	Leased
Dispensary	15100 Biscayne Boulevard, Aventura, FL 33160	Leased
Dispensary	9580 Bird Road, Miami, FL 33165	Leased
Dispensary	4139 Okeechobee Boulevard, West Palm Beach, FL 33409	Leased
Dispensary	1315 Homestead Road N, Lehigh Acres, FL 33936	Leased
Dispensary	7050 Sumter Crossing Drive, Suite 7050, North Port, FL 34287	Leased
Dispensary	2631 E Irlo Bronson Memorial Highway, Kissimmee, FL 34744	Owned
Dispensary	4967 W Irlo Bronson Memorial Highway, Kissimmee, FL 34746	Owned
Dispensary	1064-1068 Port Saint Lucie Boulevard, Port Saint Lucie, FL 34952	Leased
Dispensary	56 Millbrook Street, Worcester, MA 01606	Leased
Dispensary	12200 Rockville Pike, Rockville, MD 20852	Leased
Dispensary	1526 York Road, Lutherville-Timonium, MD 21093	Owned
Dispensary	3531 Washington Boulevard, #112 & 113, Halethorpe, MD 21227	Leased
Dispensary	1207 Memorial Highway, Bismarck, ND 58504 ***	Leased
Dispensary	120 26th Street E, Unit 500, Williston, ND 58801 ***	Leased
Dispensary	2950 N High Street, Columbus, OH 43202	Leased

Dispensary	4370 Tonawanda Trail, Beavercreek, OH 45430	Leased
Dispensary	711 W Union Street, Athens, OH 45701	Leased
Dispensary	200 Federal Street, Pittsburgh, PA 15212	Leased
Dispensary	339 Main Street, Johnstown, PA 15901	Owned
Dispensary	20269 Route 19 N, Cranberry Township, PA 16066	Leased
Dispensary	808 Emery Street, New Castle, PA 16101	Owned
Dispensary	3401 Hartzdale Drive, Suite 124 & 125, Camp Hill, PA 17011	Leased
Dispensary	340 S Washington Avenue, Scranton, PA 18505	Leased
Dispensary	501-505 S Broad Street, Philadelphia, PA 19147	Leased
Dispensary	826 W Dekalb Pike, King of Prussia, PA 19406	Leased
Dispensary	3225 N 5th Street Highway, Suite 1, Reading, PA 19605	Leased
Dispensary	201 Lancaster Avenue, Reading, PA 19611	Leased
Dispensary	2500-2504 N 6th Street, Harrisburg PA 17110	Owned

*	Property is subject to an encumbrance as described below.
**

On November 13, 2020, we completed the divestiture of our ownership interest in the Arkansas retail and cultivation assets; however, we retained our real estate assets, which are no longer subject to encumbrance due to repayment of loans associated with those assets.

***	On February 19, 2021, we completed the divestiture the two retail properties located in North Dakota.

Properties Subject to an Encumbrance.

The property located at 2626-2630 W Indian School Road, Phoenix, AZ 85017 has been pledged as collateral to secure the obligations under the Promissory Note entered into on October 4, 2019, by BRLS Properties AZ-Phoenix II, LLC, an Arizona limited liability company, in favor of a private third-party lender, for a loan in the principal amount of $1,000,000.

The property located at 938 E Juanita Avenue, Mesa, AZ 85204 has been pledged as collateral to secure the obligations under that certain Loan Agreement entered into on August 16, 2018, by and between 938 Juanita, LLC, an Arizona limited liability company, and a private third-party lender, for loan in the principal amount of $642,000, which was assumed in connection with the acquisition of Arizona Natural Selections.

The property located at 13631 N 59th Avenue, Unit B110, Glendale, AZ 85304 has been pledged as collateral to secure the obligations under that certain Loan Agreement entered into on June 14, 2019, by and between BRLS Properties AZ-Glendale, LLC, an Arizona limited liability company, and a private third-party lender, for a loan in the principal amount of $4,000,000.

The property located at 9275 W Peoria Avenue, Peoria, AZ 85345 has been pledged as collateral to secure the obligations under that certain Loan Agreement entered into on July 24, 2018, by and between 9275 W. Peoria Ave., LLC, an Arizona limited liability company, and a private third-party lender, for a loan in the principal amount of $1,240,000, which was assumed in connection with the acquisition of Arizona Natural Selections.

The property located at 1414-1418 Wilshire Boulevard, Santa Monica, CA 90403 has been pledged as collateral to secure the obligations under the Thorofare CA Loan.

The property located at 310-320 N Palm Canyon Drive, Palm Springs, CA 92262 has been pledged as collateral to secure the obligations under the American Savings Loan.

The property located at 3833-3841 SW Archer Road, Gainesville, FL 32608 has been pledged as collateral to secure the obligations under the Thorofare FL Loan.

ITEM 3. LEGAL PROCEEDINGS.

From time to time the Company is involved in various litigation matters or proceedings before state regulators arising out of the normal course of business. See Note 20 of our consolidated financial statements in Item 8 for additional information regarding pending litigation and regulatory matters.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Subordinate Voting Shares are traded on the CSE under the symbol “HARV.” The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated (from November 14, 2018, the date of their initial trading on the CSE), as quoted on the CSE.

Period	Low Trading Price (C$)	High Trading Price (C$)	Volume (#)
Fourth Quarter (December 31, 2020)	$1.37	$2.75	65,700,639
Third Quarter (September 30, 2020)	$1.12	$1.93	32,677,906
Second Quarter (June 30, 2020)	$0.88	$2.35	33,873,311
First Quarter (March 31, 2020)	$0.87	$4.65	49,765,283

Year Ended December 31, 2019
Fourth Quarter (December 31, 2019)	$2.76	$4.28	52,638,420
Third Quarter (September 30, 2019)	$4.19	$8.18	48,671,736
Second Quarter (June 30, 2019)	$7.81	$13.98	74,752,552
First Quarter (March 31, 2019)	$6.80	$13.14	50,833,022

Our Subordinate Voting Shares are also traded on the OTCQX under the symbol “HRVSF.” The following table sets forth trading information for the Subordinate Voting Shares for the periods indicated (from November 16, 2018, the date of their initial trading on the OTCQX), as quoted on the OTCQX.

Period	Low Trading Price ($)	High Trading Price ($)	Volume (#)
Fourth Quarter (through December 31, 2020)	$1.05	$2.16	66,444,926
Third Quarter (September 30, 2020)	$0.82	$1.45	25,774,961
Second Quarter (June 30, 2020)	$0.63	$1.59	32,071,284
First Quarter (March 31, 2020)	$0.57	$3.57	27,988,739

Year Ended December 31, 2019
Fourth Quarter (December 31, 2019)	$2.10	$3.17	20,837,145
Third Quarter (September 30, 2019)	$3.19	$6.36	21,117,847
Second Quarter (June 30, 2019)	$5.88	$10.35	22,982,121
First Quarter (March 31, 2019)	$5.15	$9.71	15,799,756

Performance Graph

The following graph compares the cumulative total shareholder return on our Subordinate Voting Shares from November 15, 2018, when the Company began trading on the CSE, through December 31, 2020, with the comparable cumulative return of the Russell 2000 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on November 15, 2018. The returns of each company in the peer group have been weighted to reflect their market capitalizations. All amounts below are disclosed in US Dollars. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Among Harvest Health & Recreation Inc, Russell 2000 Index, and a Peer Group
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
11/15/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
Harvest Health & Recreation Inc.
Russell 2000
Peer Group

Below are the specific companies included in the peer group.

•	AYR Wellness Inc.
•	Columbia Care Inc.
•	Cresco Labs Inc.
•	Curaleaf Holdings Inc.
•	Green Thumb Industries Inc.
•	Terrascend Corp.
•	Trulieve Cannabis Corp.

This performance graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Holders

As of March 24, 2021, there are 155 holders of record of our Subordinate Voting Shares, 178 holders of record of our Multiple Voting Shares and one shareholder of record of our Super Voting Shares.

Dividends

We have not declared or paid any dividends on Subordinate Voting Shares since our inception. We currently intend to reinvest all future earnings to finance the development and growth of our business. As a result, we do not intend to pay dividends on Subordinate Voting Shares in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on the financial condition, earnings, legal requirements, restrictions in its debt agreements and any other factors that our board of directors deems relevant. In addition, as a holding company, our ability to pay dividends depends on its receipt of cash dividends from its operating subsidiaries, which may further restrict its ability to pay dividends as a result of the laws of their respective jurisdictions of organization, agreements of our subsidiaries or covenants under future indebtedness that we or our subsidiaries may incur.

Equity Compensation Plans

Our shareholders and our board of directors approved the Harvest Health and Recreation Inc. 2018 Stock and Incentive Plan effective November 14, 2018 (the “Stock and Incentive Plan”). The granting of awards under the Stock and Incentive Plan is intended to promote our interests and our shareholders’ interest by aiding us in attracting and retaining persons capable of assuring our future success, to offer such persons incentives to put forth maximum efforts for the success of our business and to compensate such persons through various stock and cash-based arrangements and provide them with opportunities for stock ownership in Harvest, thereby aligning the interests of such persons with our shareholders. Eligible participants under the Stock and Incentive Plan include non-employee directors, officers (including the named executive officers), employees, consultants, independent contractors and advisors of Harvest and its subsidiaries. The Stock and Incentive Plan will be administered by the Compensation Committee or such other committee appointed by our board of directors (the “Stock and Incentive Plan Committee”).

Pursuant to the Stock and Incentive Plan, we may issue equity-based compensation (denominated in Subordinate Voting Shares) in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units and dividend equivalent awards to eligible participants. The Stock and Incentive Plan Committee or its permitted delegates has the power and discretionary authority to determine the amount, terms and conditions of the Stock and Incentive Plan awards, including, without limitation, (i) the exercise price of any stock options or stock appreciation rights, (ii) the method of payment for shares purchased pursuant to any award, (iii) the method for satisfying any tax withholding obligation arising in connection with any award, including by net exercise or the withholding or delivery of shares, (iv) the timing, terms and conditions of the exercisability, vesting or payout of any award or any shares acquired pursuant thereto, (v) the performance criteria, if any, applicable to any award and the extent to which such performance criteria have been attained, (vi) the time of the expiration of any award, (vii) the effect of the participant’s termination of service on any of the foregoing, and (viii) all other terms, conditions and restrictions applicable to any award or shares acquired pursuant thereto as our board of directors shall consider to be appropriate and not inconsistent with the terms of the Stock and Incentive Plan. A non-employee director may not be granted Stock and Incentive Plan awards that exceed in the aggregate $1,000,000 in any calendar year. The foregoing limit does not apply to any award made pursuant to any election by the director to receive an award in lieu of all or a portion of annual and committee retainers and meeting fees.

The following table sets forth securities authorized for issuance under the Stock and Incentive Plan as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	13,699,664	$4.75	26,634,642
Equity compensation plans not approved by security holders	—	—	—
Total	13,699,644	$4.75	26,634,642

Unregistered Sales of Securities

The following information represents securities sold by us within the past three years through December 31, 2020 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder.

Subordinate Voting Shares

On November 13, 2018, in connection with the Transaction, 33,305,294 subscription receipts issued to private investors pursuant to a prior offering were automatically converted into 33,305,294 common shares of HVST Finco (Canada) Inc. and then exchanged into Subordinate Voting Shares on a one-for-one basis.

On November 13, 2018, in connection with the Transaction, 1,322,554 compensation options were issued to agents in connection with a subscription receipt financing. Each compensation option is exercisable into one Subordinate Voting Share at any time until November 13, 2020 at an exercise price of $6.55 per share.

On November 14, 2018, in connection with the Transaction, 14,694,893 Subordinate Voting Shares were issued to legacy members of Harvest DCP of Maryland, LLC in exchange for property at a fair value price on the date of exchange of $6.55.

On November 15, 2018, in connection with the Transaction, (i) 9,758,918 Subordinate Voting Shares were issued to investors upon conversion of subscription receipts at an exercise price of $6.55 per share for gross proceeds of $63,920,913, and (ii) 13,805,055 Subordinate Voting Shares were issued upon conversion of promissory notes at an exercise price of $6.55 per share for gross proceeds of $90,423,110.

From March 22, 2019 through May 1, 2019, an aggregate of 785,469 Subordinate Voting Shares were issued to private investors upon the exercise of warrants at a price of $6.55 per share for gross proceeds of $5,144,822.

On May 14, 2019, 14,081 Subordinate Voting Shares were issued to an employee who was the holder of the May 2019 RSUs (as defined below) upon vesting at a fair value price on the date of issuance of $7.83 per share.

On May 31, 2019, 3,786 Subordinate Voting Shares were issued to an employee who was the holder of the May 2019 RSUs at a fair value price on the date of issuance of $6.70 per share.

On June 30, 2019, 3,858 Subordinate Voting Shares were issued to an employee who was the holder of the May 2019 RSUs upon vesting at a fair value price on the date of issuance of $6.17 per share.

On July 31, 2019, 3,925 Subordinate Voting Shares were issued to an employee who was the holder of the May 2019 RSUs upon vesting at a fair value price on the date of issuance of $5.46 per share.

On August 31, 2019, 3,554 Subordinate Voting Shares were issued to an employee who was the holder of the May 2019 RSUs at a fair value price on the date of issuance of $4.87 per share.

On September 30, 2019, 3,307 Subordinate Voting Shares were issued to an employee who was the holder of the May 2019 RSUs upon vesting at a fair value price on the date of issuance of $3.19 per share.

On October 31, 2019, 3,424 Subordinate Voting Shares were issued to an employee who was the holder of the May 2019 RSUs at a fair value price on the date of issuance of $2.72 per share.

On May 6, 2020, 5,960 Subordinate Voting Shares were issued to an employee who was the holder of the April 2020 RSUs upon vesting at a fair value price on the date of issuance of $1.15 per share.

On June 8, 2020, 5,944 Subordinate Voting Shares were issued to an employee who was the holder of the April 2020 RSUs upon vesting at a fair value price on the date of issuance of $1.20 per share.

On June 17, 2020, 1,274,609 Subordinate Voting Shares were issued to a service provider in consideration of consulting services at a fair value price of $1.00 per share.

On July 6, 2020, 6,097 Subordinate Voting Shares were issued to an employee who was the holder of the April 2020 RSUs upon vesting at a fair value price on the date of issuance of $0.89 per share.

On August 6, 2020, 5,906 Subordinate Voting Shares were issued to an employee who was the holder of the April 2020 RSUs upon vesting at a fair value price on the date of issuance of $1.39 per share.

On August 18, 2020, 100,000 Subordinate Voting Shares were issued to the holder of 1,000 Multiple Voting Shares at a fair value price of $1.31 per share on the date of issuance.

On September 6, 2020, 5,922 Subordinate Voting Shares were issued to an employee who was the holder of the April 2020 RSUs upon vesting at a fair value price on the date of issuance of $1.30 per share.

On October 6, 2020, 5,994 Subordinate Voting Shares were issued to an employee who was the holder of the April 2020 RSUs upon vesting at a fair value price on the date of issuance of $1.19 per share.

On October 28, 2020 in connection with a public deal offering of units, 20,354,080 Subordinate Voting Shares were issued pursuant to the offering at $1.72 per unit for gross proceeds of approximately $35,000,000.

On November 6, 2020, 6,199 Subordinate Voting Shares were issued to an employee who was the holder of the April 2020 RSUs upon vesting at a fair value price on the date of issuance of $1.86 per share.

On December 1, 2020, 250,443 Subordinate Voting Shares were issued to the former owner of a private company at a price of $1.98 per share on the date of issuance as consideration for the acquisition of such owner’s equity interests in the company.

On December 1, 2020, 75,133 Subordinate Voting Shares were issued to the former owner of a private company at a price of $1.98 per share on the date of issuance as consideration for the acquisition of such owner’s equity interests in the company.

On December 6, 2020, 6,075 Subordinate Voting Shares were issued to an employee who was the holder of the April 2020 RSUs upon vesting at a fair value price on the date of issuance of $1.94 per share.

On December 23, 2020, 120,002 Subordinate Voting Shares were issued to the former owner of a private company at a price of $2.07 per share on the date of issuance as consideration for the acquisition of such owner’s equity interest in the company.

On December 23, 2020, 44,477 Subordinate Voting Shares were issued to a service provider at a price of $2.07 per share on the date of issuance as consideration for services provided.

Multiple Voting Shares

On November 14, 2018, in connection with the Transaction, 2,111,948 Multiple Voting Shares were issued to former shareholders of Harvest PrivateCo and HVST Finco at $655 per share in exchange for their shares in Harvest PrivateCo and HVST Finco.

On November 21, 2018, we acquired the issued and outstanding common stock of San Felasco Nurseries, Inc. (“San Felasco”) for $65.7 million, including the issuance to the former shareholders of San Felasco of $29.7 million in Multiple Voting Shares valued at $390 per share, and further agreed to issued $4.0 million in Multiple Voting Shares valued at $390 per share to a private lender of San Felasco’s as consideration for waiving certain of its rights and extending the term of certain debt and other financing commitments.

On November 24, 2018, 76,028 Multiple Voting Shares were issued to the former owners of a private company at a price of $609 per share as consideration for the acquisition of their company.

On January 4, 2019, 10,256 Multiple Voting Shares were issued to a private lender as consideration for a debt modification arrangement entered into in connection with the acquisition of San Felasco with a fair value at the date of issuance of $518 per share.

On May 22, 2019, 1,993 Multiple Voting Shares were issued to the former owners of a private company at a price of $765 per share as consideration for the acquisition of their company.

On July 1, 2019, 9,351 Multiple Voting Shares were issued to the former owners of a private company at a price of $615 per share as consideration for the acquisition of their company.

On July 23, 2019, 22,905 Multiple Voting Shares were issued to the former owners of a private company at a price of $523 per share as consideration for the acquisition of their company.

On August 16, 2019, 1,524 Multiple Voting Shares were issued as partial consideration to the tenant of a lease we acquired. The shares were issued at a fair value price of $506 per share on the date of the issuance of the shares.

August 23, 2019, 1,373 Multiple Voting Shares were issued to the former owners of a private company at a price of $569 per share as consideration for the acquisition of their company.

Beginning on November 14, 2018 and through December 31, 2018, holders of Multiple Voting Shares converted 10,258 Multiple Voting Shares into 1,028,500 Subordinate Voting Shares and, from January 1, 2019 through December 31, 2019, holders of Multiple Voting Shares converted an additional 413,705 Multiple Voting Shares into 41,370,436 Subordinate Voting Shares, and from January 1, 2020 through October 30, 2020, holders of Multiple Voting Shares converted an additional 824,404 Multiple Voting Shares into 82,440,514 Subordinate Voting Shares.

On March 11, 2020, 418,439 Multiple Voting Shares were issued to investors at a price of $141 for an aggregate issue price of $59,000,000 in cash.

On March 13, 2020, we agreed to issue up to 318,652 Multiple Voting Shares to the former shareholders of ICG with a per share price of $93 plus the assumption of debt in the principal amount of $19,134,000 convertible into 205,594 Multiple Voting Shares in connection with the ICG Merger.

On March 24, 2020, 20,592 Multiple Voting Shares were issued to the holders of our subsidiary’s Class B Common Stock in exchange for 20,592 shares of the Class B Common Stock at a fair value price of $101 per share on the date of issuance.

On March 31, 2020, 500 Multiple Voting Shares were issued to the holders of our subsidiary’s Class B Common Stock in exchange for 500 shares of the Class B Common Stock at a fair value price of $92 per share on the date of issuance.

On April 1, 2020, 9,560 Multiple Voting Shares were issued to the former owner of a private company at a price of $220.17 per share on the date of acquisition as consideration for the acquisition of its company.

On May 7, 2020, 5,000 Multiple Voting Shares were issued to the holders of our subsidiary’s Class B Common Stock in exchange for 5,000 shares of the Class B Common Stock at a fair value price of $113 per share on the date of issuance.

On May 11, 2020, 24,428 Multiple Voting Shares were issued to the former owners of a private company in satisfaction of a contingent consideration arrangement in connection with a business acquisition at a fair value price of $113 per share on the date of acquisition.

On May 19, 2020, 2,004.07 Multiple Voting Shares were issued to a service provider in consideration of consulting services at a fair value price of $148 per share.

On June 5, 2020, 500 Multiple Voting Shares were issued to the holders of our subsidiary’s Class B Common Stock in exchange for 500 shares of the Class B Common Stock at a fair value price of $115 per share on the date of issuance.

On July 27, 2020, 4,454 Multiple Voting Shares were issued to one of the former of owners of ICG for a per share price of $93.

On October 8, 2020, 5,218 Multiple Voting Shares were issued to a former owner of a private company in exchange for shares of Class B Common Stock of Banyan Acquisition Corp., our wholly owned subsidiary, for a price of $488 per share.

On December 18, 2020, 1,419.38 Multiple Voting Shares were issued to a former owner of a private company at a price of $220.17 per share on the date of acquisition as consideration for the acquisition of its company.

On December 30, 2020, 205,594 Multiple Voting Shares were issued to a private investor at a fair value as of the date of issuance of $930 per share, upon the conversion of a promissory note.

On December 31, 2020, 42,378.4 Multiple Voting Shares issued to the Washington Entity Owners were cancelled in connection with the Washington Settlement Agreement.

Super Voting Shares

On November 14, 2018, in connection with the Transaction, 1,000,000 Super Voting Shares were issued to Steven M. White, our Chief Executive Officer and Director, and 1,000,000 Super Voting Shares were issued to Mr. Vedadi, our former Executive Chairman and Director, all at $6.55 per share.

Debt Securities

On May 10, 2019, we issued to a private investor a $100,000,000 principal amount 7.0% convertible debenture convertible at the option of the holder to Subordinate Voting Shares at a price of $11.42 per Subordinate Voting Share. The net proceeds from this transaction were used to fund working capital and general corporate purposes.

On December 31, 2019, we issued a 9% convertible promissory note for a principal amount of $10,000,000. The interest is payable semi-annually in arrears on June 30 and December 31 each year. The holder has the right at any time to convert the principal amount into the number of shares that is equal to the principal amount divided by the conversion price $3.6692. We have the right to convert the principal amount at the conversion price if for any twenty consecutive trading days the daily volume weighted average trading price of our shares is greater than a 40% premium to such conversion price.

From December 20, 2019 to February 13, 2020, we closed four tranches of our Debt Offering and issued to private investors $93.2 million 15% senior secured notes and $42.4 million of units, with each unit being comprised of (i) $1,000 aggregate principal amount of 9.25% senior secured notes and (ii) 109 warrants to purchase Subordinate Voting Share at an exercise price of C$3.06 per share expiring three years after the issuance date.

On March 13, 2020, we issued a convertible promissory note to a private investor in the principal amount of $19,128,000 convertible into 205,594 Multiple Voting Shares with a fair value at the date of issuance of $930 per share. The convertible note was issued as partial consideration paid by us in connection with the ICG Merger. The conversion occurred on December 30, 2020.

Other Issuances

On November 11, 2018, 3,678,750 options to purchase Subordinate Voting Shares were granted to certain of our employees as additional compensation pursuant to our Stock and Incentive Plan at an exercise price of $6.55 per share. These options vest 25% on each anniversary of the grant date. Unexercised options that have vested expire 10 years after the grant date.

On March 13, 2019, 3,096,750 options to purchase Subordinate Voting Shares were granted to certain of our employees as additional compensation pursuant to our Stock and Incentive Plan at an exercise price of $7.65 per share. These options vest 25% on each anniversary of the grant date. Unexercised options that have vested expire 10 years after the grant date.

On May 1, 2019, 327,500 options to purchase Subordinate Voting Shares were granted to certain of our employees as additional compensation pursuant to our Stock and Incentive Plan at an exercise price of $8.75 per share. These options vest 25% on each anniversary of the grant date. Unexercised options that have vested expire 10 years after the grant date.

On May 2, 2019, 60,329 RSUs (each, a “May 2019 RSU”) were granted to an employee as additional compensation pursuant to our Stock and Incentive Plan at a grant price of $8.28 per share. Each May 2019 RSU entitles the holder to receive one Subordinate Voting Share and vest 20,114 shares one month after the grant date and the balance of shares in nearly equal amounts every month thereafter.

On May 7, 2019, 2,285,000 options to purchase Subordinate Voting Shares were granted to certain of our employees as additional compensation pursuant to our Stock and Incentive Plan at an exercise price of $8.08 per share. These options vest 25% on each anniversary of the grant date. Unexercised options that have vested expire 10 years after the grant date.

On May 9, 2019, warrants to purchase 3,502,666 Subordinate Voting Shares at an exercise price of $13.50 per share which expire on May 9, 2022 were issued to a private lender as additional consideration in connection with the issuance of debt.

On September 10, 2019, 745,000 options to purchase Subordinate Voting Shares were granted to certain of our employees as additional compensation pursuant to our Stock and Incentive Plan at an exercise price of $5.05 per share. These options vest 25% on each anniversary of the grant date. Unexercised options that have vested expire 10 years after the grant date.

On December 20, 2019, warrants to purchase 2,300,772 Subordinate Voting Shares at an exercise price of $2.78 per share which expire on December 20, 2022 were issued to a private lender as additional consideration in connection with the issuance of debt. 500,000 additional warrants to purchase Subordinate Voting Shares at an exercise price of $2.78 which expire on December 20, 2022 were issued upon closing of the debt issuance as compensation for services.

On January 9, 2020, options to purchase 1,907,000 Subordinate Voting Shares at an exercise price of $3.11 per share were issued to certain of our employees pursuant to the Stock and Incentive Plan. These options vest 25% on each anniversary of the grant date. Unexercised options that have vested expire 10 years after the grant date.

On January 24, 2020, 1,220,473 warrants to purchase Subordinate Voting Shares at an exercise price of $2.79 per share which expire on January 24, 2023 were issued to a private lender as additional consideration in connection with the issuance of debt.

On February 3, 2020, 3,012,375 options to purchase Subordinate Voting Shares were granted to certain of our employees as additional compensation pursuant to our Stock and Incentive Plan at an exercise price of $3.05 per share. These options vest 25% on each anniversary of the grant date. Unexercised options that have vested expire 10 years after the grant date.

On February 13, 2020, 1,090,000 warrants to purchase Subordinate Voting Shares at an exercise price of $2.76 per share which expire on February 13, 2023 were issued to a private lender as additional consideration in connection with the issuance of debt.

On February 18, 2020, 122,672 shares of Class B Common Stock (the “Class B Common Stock”) of our wholly owned indirect subsidiary Banyan Acquisition Corp. were issued to the former owners of a private company as partial consideration for the acquisition of Arizona Natural Selections at a fair value price of $248 per share on the date of acquisition. Each share of Class B Common Stock is exchangeable into one Multiple Voting Share.

On April 6, 2020, 98,765 RSUs (each, an “April 2020 RSU”) were granted to our Chief Financial Officer, Deborah K. Keeley, as additional compensation pursuant to the Stock and Incentive Plan at a grant price of $0.81 per share. Each April 2020 RSU entitles the holder to receive one Subordinate Voting Share and vests 1/12th per month commencing 30 days after the grant date.

On April 23, 2020, 55,350 warrants to purchase Multiple Voting Shares at an exercise price of $940 per share which expire on April 23, 2023 were issued to the former owners of a private company as additional consideration in connection with the settlement of debt issued as partial consideration for the purchase of real estate. 14,350 of these warrants expire on April 23, 2023 and 41,000 expire on April 23, 2021.

On July 14, 2020, options to purchase 496,000 Subordinate Voting Shares at an exercise price of $1.09 per share were issued to certain of our employees pursuant to the Stock and Incentive Plan.

On August 3, 2020, 312,277 RSUs were granted to non-employee board members (the “2020 Board RSUs”) as compensation. Each 2020 Board RSU entitles the holder to receive one Subordinate Voting Share and vested in full on December 31, 2020.

On September 10, 2020, options to purchase 130,000 Subordinate Voting Shares at an exercise price of $1.25 per share were issued to certain of our employees pursuant to the Stock and Incentive Plan.

On October 6, 2020, 173,450 RSUs (each, an “October 2020 RSU”) were granted to certain members of the Board of Directors, as additional compensation pursuant to the Stock and Incentive Plan at a grant price of $1.05 per share. Each October 2020 RSU entitles the holder to receive one Subordinate Voting Share and vested December 31, 2020.

On October 28, 2020, 10,177,040 warrants to purchase Subordinate Voting Shares at an exercise price of $2.29 per share which expire on April 28, 2023 were issued to a private lender as additional consideration in connection with the issuance of securities.

On October 28, 2020, 1,119,474 compensation warrants to purchase one Subordinate Voting Share and one-half of a warrant to purchase one Subordinate Voting Share (collectively, a “Unit”) at an exercise price of $1.72 per Unit which expire on April 28, 2023 were issued as compensation for underwriting services.

On November 17, 2020, options to purchase 106,000 Subordinate Voting Shares at an exercise price of $1.86 per share were issued to certain of our employees pursuant to the Stock and Incentive Plan. These options vest 25% on each anniversary of the grant date. Unexercised options that have vested expire 10 years after the grant date.

On December 30, 2020, warrants to purchase 81,163 Subordinate Voting Shares at an exercise price of $2.87 per share which expire on December 30, 2025 were issued as compensation for services.

On December 31, 2020, 1,753,000 options to purchase Subordinate Voting Shares were granted to certain of our employees as additional compensation pursuant to our Stock and Incentive Plan at an exercise price of $2.16 per share. These options vest 50% on January 1, 2021 and the remaining 50% vests on January 1, 2022. Unexercised options that have vested expire 10 years after the grant date.

On December 31, 2020, 442,500 options to purchase Subordinate Voting Shares were granted to certain of our employees as additional compensation pursuant to our Stock and Incentive Plan at an exercise price of $2.16 per share. These options vest 25% on each anniversary of the grant date over four years. Unexercised options that have vested expire 10 years after the grant date.

On December 31, 2020, 208,348 RSUs (each, a “2021 RSU Award”) were granted to non-employee board members, as additional compensation pursuant to the Stock and Incentive Plan at a grant price of $2.16 per share. Each 2021 RSU Award entitles the holder to receive one Subordinate Voting Share and vests December 31, 2021.

ITEM 6. SELECTED FINANCIAL DATA.

We have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this discussion contains forward-looking statements based upon management’s current expectations that are subject to risks and uncertainties which may cause our actual results to differ materially from plans and results discussed herein. We encourage you to review the risks and uncertainties discussed in the sections entitled Item 1A. “Risk Factors” and “Disclosure Regarding Forward-Looking Statements” included at the beginning of this Annual Report on Form 10-K.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

MD&A of Harvest Health & Recreation Inc.

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Harvest Health & Recreation Inc. (the “Company,” “Harvest,” “our” or “we”) is for the years ended December 31, 2020 and 2019. It is supplemental to, and should be read in conjunction with, our consolidated financial statements for years ended December 31, 2020 and 2019 and the accompanying notes for each respective period. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

Overview of the Business

We are one of the largest multi-state vertically integrated operators in the cannabis industry in the United States that operates from “seed to sale.”

Our business was established in Arizona and received its first license there in 2012. We were formed to own, operate and develop certain businesses related to the cultivation, processing, distribution and sale of cannabis and cannabis related products under the “Harvest” brand in jurisdictions where such cultivation, processing, distribution and sale is authorized under applicable state law.

We are one of the largest operators in the state of Arizona, which is one of the largest medical cannabis markets in the country and one of the oldest regulated cannabis markets in the world. Building on our success in Arizona, we have consistently grown our revenues and industry footprint every year since founding and currently operate facilities in Arizona, Arkansas, California, Florida, Maryland, Nevada, North Dakota, and Pennsylvania. On November 13, 2020, we completed the divestiture of our ownership interest in the Arkansas retail and cultivation assets. Since 2013, we have won a variety of operating awards, including seven Best Dispensary awards issued by four independent organizations, four Best Medical Cannabis Strain awards, and one Best Medical Cannabis Product award.

During 2021, we plan to expand cultivation facilities in key states, investing in new and existing operations for indoor, outdoor, and greenhouse cannabis to support product sales in retail and wholesale channels. We believe our approach to design, construction and implementation results in competitive production costs. More recently, we have shifted away from large acquisitions to focus on development of assets in core markets and streamlining operations as part of an overall plan to achieve profitability.

We conduct business through wholly owned and majority-owned operating subsidiaries, operating agreements and other commercial arrangements established to conduct the different business areas of each business (each an “Operating Subsidiary” and together, “Operating Subsidiaries”).

We operate in one segment, the cultivation, processing and sale of cannabis. We grow cannabis in outdoor, indoor, and greenhouse facilities for sale in our retail locations and for wholesale. In addition, we convert cannabis biomass into formulated oil using a variety of proprietary extraction techniques. We use some of this oil to manufacture products such as vaporizer cartridges and edibles. We sell cannabis, oil, and manufactured products in our dispensaries and to third parties for resale. In addition, we collect fees on contracts with third parties who provide services at certain cultivation facilities we are licensed to operate.

Our principal operating locations and type of operation are listed below as of December 31, 2020:

State	Nature of Operations	Commencement Periods
Arizona – 15 locations	Retail Dispensary	September 2013 – September 2020
California – 4 locations	Retail Dispensary	December 2018 – October 2019
Florida – 6 locations	Retail Dispensary	February 2019 – July 2019
Maryland – 3 locations	Retail Dispensary	September 2018 – December 2019
North Dakota – 2 locations*	Retail Dispensary	July 2019 – August 2019
Pennsylvania – 8 locations	Retail Dispensary	September 2018 – October 2020
Arizona	Greenhouse/Outdoor Grow/Processing Lab	July 2015 – February 2020
Colorado – 1 location	Processing	October 2020
Florida	Cultivation/Processing	February 2019 – December 2019
Maryland	Cultivation/Processing	September 2017 – July 2019
Nevada	Cultivation/Processing	August 2020
Pennsylvania	Cultivation/Processing	March 2020
Utah	Cultivation/Processing	October 2020

*	On February 19, 2021, the Company divested the two retail dispensary locations located in North Dakota for an immaterial amount of cash.

We are currently in various stages of expansion as we are growing our commercial footprint focusing on acquiring and building additional retail, cultivation and processing locations for medical and adult use cannabis. We expect to grow less through acquisitions and more through organic growth in the markets in which we already occupy.

Each Operating Subsidiary holds the active and/or pending cannabis licenses associated with its activities, staffs, manages or has a commercial arrangement with the operating locations, and/or owns the real estate and primary fixed assets used in the cannabis businesses.

In certain states, cannabis licenses are typically divided into three categories: dispensary, cultivation, and processing. Dispensary licenses comprise the retail operations and allow a company to dispense cannabis to patients. Cultivation licenses allow a company to grow cannabis plants and processing licenses allow for the conversion of cannabis into other products (e.g., edibles, oil, etc.). Cultivation and processing licenses comprise the wholesale operations. In other states, for example Arizona where our largest concentration of business activity is located, cannabis licenses are defined as vertically integrated, which allows the license holder the right to engage in dispensary, cultivation, and processing activities.

Arizona Proposition 207, also known as the Smart and Safe Arizona Act, was a voter initiative to legalize the adult recreational use of marijuana that was approved by voters on November 3, 2020. The Smart and Safe Act directs the Arizona State Department of Health Services to establish rules for retail marijuana sales by June 1, 2021, allow marijuana to be subject to state and local sales taxes like other retail items, and would impose an additional 16% excise tax on marijuana products. On January 22, 2021, we recorded the first sale and started offering access to regulated and legal adult recreational use cannabis products to our customers.

Results of Operations

The following table presents selected financial information derived from our consolidated financial statements for the years ended December 31, 2020 and 2019.

The selected information set out below may not be indicative of our future performance:

(in thousands, except per share data)	For the Year Ended December 31,
	2020	2019
Total Revenues	$231,460	$116,780
Less Cost of Goods Sold	129,873	75,636
Total Gross Profit	$101,587	$41,144
Less Total Expenses	$135,642	$154,935
Less Other Expense	$(20,595)	$(50,699)
Net Loss Attributable to Harvest	$(59,630)	$(166,735)
Loss Per Share	$(0.16)	$(0.59)
Adjusted EBITDA (non-GAAP)	$15,344	$(43,711)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenue

We derive our revenue from both our wholesale and retail businesses from cannabis products we manufacture, sell and distribute to third-party retail customers, and from direct sales to end consumers in our retail stores.

Revenue for the years ended December 31, 2020 and 2019 was $231.5 million and $116.8 million, respectively, representing an increase of $114.7 million or 98%. Revenue growth was driven by the addition of new and acquired dispensaries as well as growth in our existing cultivation, manufacturing, retail operations and licensing revenues. Retail revenue increased by $104.0 million due to the following:

•	$46.7 million of the increase due to the full year benefit in 2020 of the opening of 16 new stores during 2019 in Arizona, California, Florida, North Dakota and Pennsylvania;
•	$23.6 million of the increase due to the full year benefit in 2020 of the acquisition of five new stores during 2019 in Arizona, California and Maryland;
•	$14.1 million of the increase due to same store sales from ten locations in Arizona, Florida and Maryland;
•	$12.9 million of the increase due to the acquisition of three new stores during 2020 in Arizona and
•	$6.7 million of the increase due to the opening of five new stores during 2020 in Arizona, Arkansas and Pennsylvania.

Licensing and other revenue increased by $5.5 million or 25% to $27.6 million due to an increase in the number of third-party fee service contracts and an increase in rental revenue.

While licensing revenue has increased in 2020, we expect this line of revenue to significantly decrease in 2021 as a result of one operator cancelling its agreement effective January 1, 2021. This agreement accounts for 66% of licensing revenue for the year ended December 31, 2020 and is not expected to be replaced. The gross margin on this agreement is 1% and we expect to focus our efforts on other revenue streams and aspects of our business.

Wholesale revenue during the year ended December 31, 2020 was mostly flat compared to the year ended December 31, 2019.

Cost of Goods Sold

Cost of goods sold are derived from costs related to the internal cultivation and production of cannabis and from retail purchases made from other licensed producers operating within our state markets. Cost of goods sold includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles, and concentrates, as well as packaging and other supplies, fees for services and processing, and allocated overhead which includes allocations of rent, administrative salaries, utilities and related costs. Cannabis costs are affected by various state regulations that limit the sourcing and procurement of cannabis product, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes.

For the year ended December 31, 2020, cost of goods sold was $129.9 million, an increase of $54.3 million or 72%, as compared to the year ended December 31, 2019, driven by increased sales as described above.

Gross Profit & Gross Margin

Gross profit is revenue less cost of goods sold. Gross margin measures our gross profit as a percentage of revenue.

We have developed a strategy to focus primarily on revenue growth in our core markets while working to streamline the business and realize operational efficiencies. We expect to grow less through acquisitions and more through organic growth and continued development of the existing asset base in 2021. Quarterly fluctuations in revenue mix may impact gross margins. Gross margins in our retail operations are the highest and most influential on reported results. As we continue to make investments in the cultivation and manufacturing of our own products for sale in our retail locations, we would expect the percentage of revenue from retail operations to increase and drive a favorable impact on gross margins. While there are likely to be quarterly fluctuations in gross margin, we expect the overall trend will be upward in the near term as we focus more heavily on core markets with greater profit potential.

Gross profit for the year ended December 31, 2020 was $101.6 million, an increase of $60.5 million over the year ended December 31, 2019. This represented a total gross margin of 44% for the year ended December 31, 2020, an increase of 9 basis points as compared to a gross profit margin of 35% for the prior year. The increase in gross margin is driven by a more favorable revenue mix, with a higher percentage of revenue derived from retail sales compared to lower gross margin for wholesale and licensing revenue. The following are the increases and decreases in revenue and gross margin attributable to the Company’s three types of revenue.

The following table shows the total percentage of revenue generated by each of our revenue streams and the gross margin for each:

	For the Year Ended December 31,
	2020	2019	Increase/(Decrease)
Retail revenue	74%	57%	16%
Wholesale revenue	14%	24%	(9)%
Licensing and other revenue	12%	19%	(7)%

Retail gross margin	49%	41%	9%
Wholesale gross margin	40%	20%	20%
Licensing and other gross margin	16%	38%	(23)%

Total Expenses

Total expenses other than the cost of goods sold consist of general and administrative, sales and marketing costs, share-based compensation expense and depreciation and amortization.

General and administrative expenses include costs incurred at our retail sites and corporate offices, primarily related to personnel costs and operating costs, and other professional service costs. Sales and marketing costs include expenses related to marketing and branding activities and development and support of customer relationships.

As part of our ongoing efforts to achieve profitability we have implemented cost reduction measures across the organization. We expect to realize additional decreases in costs as we continue to streamline the business, realize the benefits of scale and operational efficiencies and focus more heavily on our core markets. Furthermore, we expect to have fewer acquisition and transaction costs related to our opportunistic expansion plans.

Share-based compensation includes the straight-line expense recognition of the grant date fair value of equity awards granted to employees and directors over their vesting lives. Depreciation and amortization includes the straight-line expense recognition of depreciation of property, plant and equipment over their depreciable lives. In addition, this includes the amortization of finite lived intangible assets.

Total expenses for the years ended December 31, 2020 and 2019 were $135.6 million and $154.9 million, respectively.

The following table sets forth the components of our expenses (in thousands):

(in thousands)	For the Year Ended December 31,
	2020	2019
Salaries and benefits	$48,304	$44,250
Rent and occupancy	20,352	14,909
Professional fees	17,097	31,835
Licensing and administration	11,520	9,561
Travel and entertainment	1,171	3,806
Other	1,159	1,605
Total general and administrative expenses	$99,603	$105,966
Sales and marketing	4,960	8,937
Share-based compensation	22,495	17,695
Depreciation and amortization	7,920	5,360
Fixed and intangible asset impairments	664	16,977
Total expenses	$135,642	$154,935

Total expenses decreased $19.3 million for the year ended December 31, 2020, as compared to the prior year, primarily due to:

•

A $16.3 million decrease in fixed asset and intangible impairments that was due to only having a $0.7 million fixed asset impairment in 2020, compared to $17.0 million of impairment in 2019. The $17.0 million of impairments primarily comprised of $7.8 million fixed assets impairments which included $5.0 million for land, building and improvements the Company planned to use for the cultivation and production of cannabis in Pennsylvania that was abandoned following the PDOH’s denial of the renewal of a grower/processor permit required to operate that facility. The impairment was based on a probability weighted estimate of the cash recoveries. The remaining impairments were for machinery and equipment that was purchased in anticipation of rapid growth, but which no longer has a use and represents a probability weighted cash recovery estimate based on sales price less costs to sell. The remainder of the $17.0 million impairments was attributable to $9.2 million in intangible asset impairments primarily related to $4.9 million recognized for the AGRiMED license that was denied renewal by the Commonwealth of Pennsylvania. $2.4 million was recognized for the cannabis license acquired in connection with the Falcon acquisition that the Company no longer is pursuing. Both of the aforementioned impairments were estimated based on a probability weighted cash or asset collection scenario. The Company also impaired $1.9 million related to a contract it entered into to access a CBD product distribution network that it no longer wanted to pursue and would recognize no future benefit from.

•

A $6.4 million decrease in general and administrative expenses that was comprised primarily of a $14.7 million decrease in professional fees due to using fewer third parties and absorbing the responsibilities internally. The decrease in professional fees was partially offset by a $5.4 million increase in rent and occupancy costs due to the increased number of operating locations and short term rent paid for locations retained to apply for licenses for additional locations and a $4.6 million increase in salaries and benefits.

•

The above decreases in expense were partially offset by a $4.8 million increase in share-based compensation expense primarily due to a $10.0 million charge for 2.4 million options surrendered by certain executives and redistributed by the Company. The increase from the one-time charge was partially offset due to forfeiture of existing options and new options issued during 2020 had lower grant-date fair values due to decreased strike prices.

Total Other (Expense) Income

Total other expense for the year ended December 31, 2020 was $20.6 million, a decrease of $30.1 million compared to total other expense of $50.7 million for the year ended December 31, 2019. The $30.1 million decrease was primarily due to:

•

A decrease of $34.4 million in contract asset impairments due to estimated credit losses, primarily attributed to $30.1 of estimated credit losses recognized in 2019 in relation to the Falcon note receivable balances;

•

An increase of $14.1 million in gain on sale of assets, primarily attributed to a $18.3 million gain from the divestiture of Arkansas retail and cultivation assets and $11.9 million from the deconsolidation of two Ohio entities, partially offset by the $13.3 million loss on the sale of ICG to Hightimes;

•	An increase of $12.6 million in other income as a result of a gain on a fair value adjustment to contingent consideration consisting of a revenue earn-out categorized as a liability and
•

An increase of $8.0 million non-cash in other income due to gains on legal settlements primarily due to $6.2 million from settling the Devine Lawsuit and $1.8 million from settling the Washington Litigation.

These decreases in other expenses and increases in other income were partially offset by an increase of $29.1 million in interest expense on a higher debt balance and an increase of $15.6 million in fair value adjustment of the warrant liability.

Provision for Income Taxes

Income tax expense was recognized based on the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year-end. For the years ended December 31, 2020 and 2019, federal and state income tax expense totaled $3.7 million and $3.8 million, respectively.

We are subject to income taxes in the jurisdictions in which we operate, and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As we operate in the legal cannabis industry, we are subject to the limitations in Section 280E of the Internal Revenue Code of 1986, as amended (the “Code”), under which taxpayers are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under Code Section 280E and a higher effective tax rate than most industries. Therefore, the effective tax rate can be highly variable and may not necessarily correlate to pretax income or loss.

Discontinued Operations

Following the completion of the merger with Interurban Capital Group, LLC (formerly Interurban Capital Group, Inc.) (“ICG”) as discussed in Note 11 of our consolidated financial statements in Item 8, we sold ICG to a wholly owned subsidiary of Hightimes Holding Corp. (“Hightimes”) following the spinoff of certain assets. At the time of disposition, ICG’s primary assets consisted of rights to acquire eight “Have A Heart”-branded cannabis dispensaries in California (the “California HAH Dispensaries”). In addition, we agreed to sell Hightimes the equity of two additional entities we controlled that are seeking cannabis dispensary licenses in California (the “Harvest Dispensaries”). As a result, assets and liabilities allocable to these operations were classified as held for sale. In addition, revenue and expenses, gains and losses relating to the discontinuation of the California HAH Dispensaries operations were eliminated from profit or loss from our continuing operations for all periods presented.

We also entered into a plan to abandon certain product lines or lines of business to include CBD products and items of inventory, and our planned expansion in the State of Michigan. We entered into a strategic partnership with AATAC to roll out CO2LORS, CBx Essentials and Harvest branded CBD product lines across multiple locations in the U.S. These products were to be in retail stores, convenience stores and gas stations. Given the sales of $0.3 million in 2019 and $0 in 2020, we ended the strategic partnership in order to focus on our core business, focused primarily on THC Products.

Any related assets and liabilities are classified as held for sale. In addition, the revenue, expenses, gains and losses related to the discontinuation of these activities were eliminated from profit or loss from our continuing operations for all periods presented.

Discontinued operations are presented separately from continuing operations in the consolidated statements of operations for the years ended December 31, 2020 and 2019 and the consolidated statements of cash flows for the years ended December 31, 2020 and 2019.

Net loss before discontinued operations and non-controlling interest for the years ended December 31, 2020 and 2019 was a loss of $58.3 million and $168.2 million, respectively.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is calculated as net income (loss) before non-controlling interest before net interest and other financing costs, income taxes, depreciation and amortization expenses; fixed and intangible asset impairments; gain or loss on sale of assets; change in fair value adjustment of liability; other (income) expense; foreign exchange gain (loss); share-based compensation expense; contract asset (recovery) impairment; discontinued operations, net of tax; other expansion expenses (pre-open); and transaction and other special charges.

We use adjusted EBITDA in assessing the effectiveness of our business strategies and as a factor in making incentive compensation decisions. In addition to its use by management, we also believe adjusted EBITDA is a measure widely used by securities analysts, investors, and others to evaluate financial performance of our company relative to jour competitors. Adjusted EBITDA should not be considered a substitute for earnings before income taxes, net income or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of net income (loss) before non-controlling interest to adjusted EBITDA for the periods indicated.

(in thousands)	For the Year Ended December 31,
	2020	2019
Net loss (GAAP) before non-controlling interest	$(59,578)	$(168,814)
Add (deduct) impact of:
Net interest and other financing costs(1)	39,013	10,198
Income tax	3,650	3,756
Amortization and depreciation(2)	11,290	7,754
Fixed and intangible asset impairments	664	16,977
(Gain) loss on sale of assets	(11,752)	2,313
Fair value adjustment of liability	10,125	(5,482)
Other (income) expense(3)	(17,185)	8,286
Foreign currency (gain) loss	63	970
Share-based compensation expense	22,495	17,695
Contract asset (recovery) impairment	732	35,098
Discontinued operations, net of tax	1,278	568
Other expansion expenses (pre-open)(4)	12,719	9,770
Transaction & other special charges	1,830	17,200
Adjusted EBITDA (non-GAAP)(5)	$15,344	$(43,711)

(1)	Includes $71, $164, $401, and $684 of interest reported in cost of sales.
(2)	Includes $810, $879, $3,370, and $2,394 of depreciation reported in cost of sales.
(3)	Primarily represents gains and losses associated with settlements of contingent consideration, litigation, and other non-recurring charges.
(4)

These are set-up costs to prepare a location for its intended use. We adjust for this amount because we believe these expenses are not indicative of ongoing operations; therefore, this adjustment enhances comparability to prior periods.

(5)

Adjusted EBITDA is a financial measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. See discussion above for a definition of our adjusted EBITDA non-GAAP financial measure and reconciliation to the most directly comparable U.S. GAAP measure.

The Adjusted EBITDA income in fiscal 2020 was $15.3 million, as compared to an Adjusted EBITDA loss of $43.7 million in fiscal 2019. The year-over-year increase of $59.0, or 135%, in the Adjusted EBITDA is primarily attributable to the decrease in net loss before non-controlling interest year-over-year as discussed in greater detail above

Liquidity and Capital Resources

Working Capital

We use working capital and cash flow measures to evaluate the performance of our operations and our ability to meet our financial obligations. We define Working Capital as current assets less current liabilities. The calculation of Working Capital provides additional information and is not defined as a measure of financial performance under GAAP. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP. This information is intended to provide investors with information about our liquidity.

Other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.

As of December 31, 2020 and December 31, 2019, we had total current liabilities of $99.1 million and $59.1 million, respectively, and cash and cash equivalents of $78.1 million and $22.7 million, respectively, to meet our current obligations. As of December 31, 2020, we had working capital of $62.3 million, a decrease of $5.5 million as compared to December 31, 2019, driven primarily by a decrease in non-cash working capital assets (trade receivables and current notes receivable) that were settled in non-cash transactions, such as business combinations and legal settlements, for non-current assets during the year ended December 31, 2020.

As of December 31, 2020, cash generated from ongoing operations was not sufficient to fund operations and, in particular, to fund our growth strategy in the short-term or long-term. As a result, we raised additional funds from debt and equity financing transactions in 2020. In particular, we improved our working capital by issuing an aggregate of $20.1 million of debt in January 2020 and $59.0 million of Multiple Voting Shares on March 11, 2020. On October 28, 2020, we completed a bought deal offering in Canada of Subordinate Voting Shares and warrants to purchase Subordinate Voting Shares that resulted in aggregate gross proceeds to us of approximately $34.5 million. The primary need for liquidity is to fund working capital requirements of the business, including operational expenses, operationalizing existing licenses, capital expenditures, debt service and acquisitions. The primary source of liquidity has primarily been private and/or public financing transactions and to a lesser extent by cash generated from sales. The ability to fund operations, to make planned capital expenditures, to execute on the growth focused/cultivation facilities development strategy, to make scheduled debt and rent payments and to repay or refinance indebtedness depends on our ability to raise funds from debt and/or equity financing and future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

As of December 31, 2020, there have not been meaningful impacts or disruptions to our operations as a result of the COVID-19 pandemic. We continue to assess the impact of COVID-19 on an ongoing basis.

Cash Flows

Cash flows for the years ended December 31, 2020 and 2019, were as follows:

(in thousands)	For the years ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(31,549)	$(104,980)
Investing activities	(25,564)	(257,548)
Financing activities	109,025	193,330
Net increase (decrease) in cash and cash equivalents	51,912	(169,198)
Cash, cash equivalents and restricted cash, beginning of period	30,685	199,883
Cash, cash equivalents and restricted cash, end of period	$82,597	$30,685

Operating activities

Net cash used in operating activities for the year ended December 31, 2020 of $31.5 million consisted of $59.6 million net loss, the net add-back of non-cash income statement items totaling $25.7 million and a $2.4 million net change in operating assets and liabilities. Included in the non-cash items were $22.5 million for share-based compensation, $14.0 million gain on the settlement of contingent consideration, $11.3 of depreciation and amortization, gain on deconsolidation of entities of $11.9 million and a $9.3 million gain on legal settlements (See Note 20 of our consolidated financial statements in Item 8 for additional information). The net change in operating assets and liabilities is primarily due to the timing of income tax payments.

Net cash used in operating activities for the year ended December 31, 2019 of $105.0 million consisted of $168.8 net loss, the net add-back of non-cash income statement items totaling $87.4 million and a $23.6 million net change in operating assets and liabilities. Included in the non-cash items were $31.8 for provision for bad debts and credit losses, $17.7 for share-based compensation, $17.0 million for impairment of fixed and intangible assets and $7.8 million for depreciation and amortization. There was a cash outflow of $12.8 million due to trade receivables settled upon business acquisition. See Note 11 of our consolidated financial statements in Item 8 for additional information.

Investing activities

Net cash used in investing activities for the years ended December 31, 2020 and 2019, was $25.6 million and $257.5 million, respectively. The decrease of $232.0 million in cash used during fiscal 2020 was primarily due to a $108.5 million decrease cash issued in exchange of notes receivable, and a $82.6 million decrease in purchases of property, plant and equipment. The remaining year-over-year decrease was driven by decreases in cash used for acquisitions of businesses and intangible licenses as well as an increase in proceeds received from divestments.

Financing activities

Net cash provided by financing activities for the years ended December 31, 2020 and 2019, was $109.0 million and $193.3 million, respectively. The decrease of $84.3 million in cash provided during fiscal 2020 was primarily due to a decrease in proceeds received from convertible and non-convertible notes payable issued compared to prior year. Proceeds from convertible and non-convertible notes payable were $110.0 million and $187.8 million, respectively, in 2019 compared to only $40.3 million in proceeds received from the issuance of notes payable in 2020. This year-over-year decrease in proceeds received was partially offset by $84.1 million paid for the extinguishment of debt in 2019 as well as $91.8 million received from private issuances of equity in 2020.

Off-Balance Sheet Arrangements

As of December 31, 2020, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Transactions with Related Parties

Refer to Note 21 of our consolidated financial statements in Item 8.

Bought Deal Financing

On October 28, 2020, we completed a bought deal offering in Canada, pursuant to which we sold an aggregate of 20,354,080 units at a price of C$2.26 (US$1.72) per 2020 Unit for aggregate gross proceeds to us of C$46.0 million, or US$35.0 million. The Offering included the underwriter’s exercise of an Over-Allotment Option we granted them to purchase 2,654,880 2020 Units for market stabilization purposes and to cover over- allotments. Each 2020 Unit consists of one Subordinate Voting Share and one-half of one common share purchase warrant. Each 2020 Warrant shall be exercisable into one Subordinate Voting Share at an exercise price of C$3.05 per share for a period of 30 months from the closing date. If the daily volume weighted average trading price of the Subordinate Voting Shares as quoted on the CSE for any 10 consecutive days equals or exceeds C$4.97, we may, upon providing written notice to the holders of the 2020 Warrants, accelerate the expiry date of the 2020 Warrants to the date that is 30 days following the date of such written notice.

We paid, as compensation for their services, Eight Capital, Canaccord Genuity Corp., ATB Capital Markets Inc. and Beacon Securities Limited Partners, LLC, the lead underwriters in the Offering, a cash commission in the aggregate amount of $2.5 million and issued them 1,119,474 compensation warrants (the “Compensation Warrants”). The Compensation Warrants are exercisable into one 2020 Unit at the Issue Price for a period of 30 months following the closing date of the Offering. After deducting underwriting fees of $2.5 million and costs of the Offering of $0.1 million, we received net proceeds of the Offering of $32.4 million. We expect to use the net proceeds for various corporate purposes including interest payments, capital expenditures, working capital that includes inventory purchases, and general corporate purposes.

Recently Issued Accounting Pronouncements

See Notes 3 and 4 of our consolidated financial statements in Item 8 for the impact of recently issued accounting pronouncements on the Company's consolidated financial statements.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered relevant. Actual results may differ from these estimates.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised, if the revision affects only that period, or in the period of the revision and future periods, if the revision affects both current and future periods.

Note 2 of our consolidated financial statements in Item 8 describes the Company's accounting policies. The following discussion should be read in conjunction with Note 2, as it presents uncertainties involved in applying the accounting policies and provides insight into the quality of management's estimates and variability in the amounts recorded for these critical accounting estimates. Significant judgments, estimates and assumptions that have the most significant effect on the amounts recognized in the financial statements include the following:

Estimated Useful Lives of Property Plant and Equipment

Depreciation of property, plant and equipment is dependent upon estimates of useful lives which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that consider factors such as economic and market conditions and the useful lives of assets.

Estimated Useful Lives and Amortization of Intangible Assets

Amortization of intangible assets is recorded on a straight-line basis over their estimated useful lives which do not exceed any contractual periods, if any. Intangible assets that have indefinite useful lives are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired.

Business Combinations

Classification of an acquisition as a business combination or an asset acquisition depends on whether the assets acquired constitute a business, which can be a complex judgment. Whether an acquisition is classified as a business combination or asset acquisition can have a significant impact on the entries made on and after acquisition.

In a business combination, all identifiable assets, liabilities and contingent liabilities acquired are recorded at their fair values. Depending on the complexity of tangible assets, liabilities, or identifiable intangible assets being valued, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. Certain fair values may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they may be adjusted retrospectively in subsequent periods. However, the measurement period will last for one year from the acquisition date.

Cannabis licenses are the primary intangible asset acquired in business combinations as they provide the Company the ability to operate in each market. However, some cannabis licenses are subject to renewal and therefore there is some risk of non-renewal for several reasons, including operational, regulatory, legal or economic. To appropriately value the licenses, the Company considers the risk of non-renewal. The key assumptions used in these cash flow projections include discount rates and terminal growth rates. Of the key assumptions used, the impact of the estimated fair value of the intangible assets have the greatest sensitivity to the estimated discount rate used in the valuation. The terminal growth rate represents the rate at which these businesses will continue to grow into perpetuity. Other significant assumptions include revenue, gross profit, operating expenses and anticipated capital expenditures which are based upon the Corporation’s historical operations along with management projections.

Inventory Valuation

Inventory is valued at the lower of cost and net realizable value. The net realizable value of inventories represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price the Company expects to realize by selling the inventory and the contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, estimates of shrinkage based on past experience, and net realizable value. The estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of changes in inventory reserves is reflected in cost of goods sold.

Investments in Private Holdings

Investments include private company investments which are carried at fair value based on the value of the Company’s interests in the private companies determined from financial information provided by management of the companies, which may include operating results, subsequent rounds of financing and other appropriate information. Any change in fair value is recognized on the Consolidated Statements of Operations.

Goodwill and Indefinite-lived Intangible Asset Impairment

Goodwill and indefinite life intangible assets are tested for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred. As part of the impairment evaluation, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the indefinite-lived intangible asset or the reporting unit (for goodwill) is less than its carrying value, a quantitative impairment test to compare the fair value to the carrying value. An impairment charge is recorded if the carrying value exceeds the fair value. The assessment of whether an indication of impairment exists is performed at the end of each reporting period and requires the application of judgment, historical experience, and external and internal sources of information. Determining the amount of an impairment requires valuation of the respective asset or reporting unit using a discounted cash flow method. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results and relies on several factors, including actual operating results, future business plans, economic projections and market data.

Impairments of Long-lived Assets

Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary. Estimating fair value includes several significant assumptions, including future cash flow estimates, determination of appropriate discount rates, and other assumptions that management believed reasonable under the circumstances. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment.

Allowance for credit losses

The allowance for credit losses is based on the Management’s expectation of the collectability of financial instruments carried at amortized cost, including trade and other receivables utilizing the CECL framework. The Company considers factors such as historical experience, credit quality, age of balances and current and future economic conditions that may affect the Company’s expectation of the collectability in determining the allowance for credit losses.

Stock-Based Compensation and Derivative Warrant Liabilities

The valuation of stock-based compensation and warrants requires management to make estimates regarding the inputs for option pricing models, such as the expected life of the option, the volatility of the Company’s stock price, the vesting period of the option and the risk-free interest rate are used. Actual results could differ from those estimates. The estimates are considered for each new grant of stock options or warrants. And, for warrants or other awards that are liability classified, the estimates are considered for remeasurement at each reporting period.

Fair Value of Financial Instruments

The individual fair values attributed to the different components of a financing transaction, including derivative financial instruments, are determined using valuation techniques. The Company uses judgment to select the methods used to make certain assumptions and in performing the fair value calculations in order to determine (a) the values attributed to each component of a transaction at the time of their issuance; (b) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (c) for disclosing the fair value of financial instruments. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market.

See Note 19 of our consolidated financial statements in Item 8 for additional policies and financial information relating to fair value measurements.

Leases

The Company uses the following policies to evaluate its population of leases:

Determining a lease: At contract inception, the Company reviews the facts and circumstances of the arrangement to determine if the contract is or contains a lease. The Company follows the guidance in Accounting Standards Update No. 2016-02 “Leases (Topic 842)” to evaluate if:

•	the contract has an identified asset;
•	the Company has the right to obtain substantially all economic benefits from the asset and
•	the Company has the right to direct the use of the underlying asset.

When determining if a contract has an identified asset, the Company considers both explicit and implicit assets, and whether the supplier has the right to substitute the asset. When determining if the Company has the right to direct the use of an underlying asset, the Company considers if they have the right to direct how and for what purpose the asset is used throughout the period of use and if they control the decision-making rights over the asset. At commencement, lease-related assets and liabilities are measured at the present value of future lease payments over the lease term.

Discount rate: As most of the Company’s leases do not provide an implicit rate, the Company exercises judgment in determining the incremental borrowing rate based on the information available at when the lease commences to measure the present value of future payments.

Rent increases or escalation clauses: Certain leases contain scheduled rent increases or escalation clauses. The Company assesses each contract individually and applies the appropriate payments based on the terms of the agreement.

Renewal, purchase and termination options: The Company’s lease terms may include options to extend or terminate the lease. The Company exercises judgment to determine the term of those leases when extension or termination options are present and include such options in the calculation of the lease term when it is reasonably certain that it will exercise those options.

Recognizing leases: The Company does not recognize leases with a contractual term of less than 12 months or low value leases on its consolidated balance sheets. Lease expense for these leases are expensed on a straight-line basis over the lease term.

Residual value guarantees, restrictions or covenants: The Company’s lease agreements do not contain residual value guarantees, restrictions or covenants.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits as part of income tax expense.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax settlement is uncertain. Under applicable accounting guidance, we are required to evaluate the realizability of our deferred tax assets. The realization of our deferred tax assets is dependent on future earnings. Applicable accounting guidance requires that a valuation allowance be recognized when, based on available evidence, it is more likely than not that all or a portion of deferred tax assets will not be realized due to the inability to generate sufficient taxable income in future periods. In circumstances where there is significant negative evidence, establishment of a valuation allowance must be considered. A pattern of sustained profitability is considered significant positive evidence when evaluating a decision to reverse a valuation allowance. Further, in those cases where a pattern of sustained profitability exists, projected future taxable income may also represent positive evidence, to the extent that such projections are determined to be reliable given the current economic environment. Accordingly, our assessment of our valuation allowances requires considerable judgment and could have a significant negative or positive impact on our current and future earnings.

Financial Instruments and Financial Risk Management

Our financial instruments consist of cash and cash equivalents, accounts receivable, member contribution receivable, notes receivable, due from related parties, investments, accounts payable and accrued liabilities, notes payable, derivative liability, liability for acquisition of noncontrolling interest and contingent consideration payable.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The three levels of hierarchy are:

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2—Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly and

Level 3—Inputs for the asset or liability that are not based on observable market data.

Financial Risk Management

We are exposed in varying degrees to a variety of financial instrument related risks. Our board of directors mitigates these risks by assessing, monitoring and approving our risk management processes.

Credit Risk

Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at December 31, 2020 is the carrying amount of cash and cash equivalents. We do not have significant credit risk with respect to our customers. All cash and cash equivalents are placed with major U.S. financial institutions.

We provide credit to our customers in the normal course of business. We have established credit evaluation and monitoring processes to mitigate credit risk but have limited risk as the majority of our sales are transacted with cash.

Liquidity Risk

Liquidity risk is the risk that we will not be able to meet our financial obligations associated with financial liabilities. We manage liquidity risk through the effective management of our capital structure. Our approach to managing liquidity is to ensure that we will have sufficient liquidity at all times to settle obligations and liabilities when due.

Market Risk

Market risk is the potential economic loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates, raw material and other commodity prices. Each type of market risk affecting the Company is discussed in Item 7A of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the potential economic loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates, raw material and other commodity prices.

Currency Risk. Our operating results and financial position are reported in U.S. dollars. Some of our financial transactions are denominated in currencies other than the U.S. dollar. The results of our operations are subject to currency transaction risks. We have no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

Interest Rate Risk. Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents bear interest at market rates. As at December 31, 2020, our cash and cash equivalents consisted of $78.1 million, as compared to $22.7 million at December 31, 2019. Our financial debts have fixed rates of interest and therefore expose us to a limited interest rate fair value risk.

Commodities Price Risk. Price risk is the risk of variability in fair value due to movements in equity or market prices. The primary raw materials we use aside from those cultivated internally are labels and packaging. Management believes a hypothetical 10% change in the price of these materials would not have a significant effect on our consolidated annual results of operations or cash flows, as these costs are generally passed through to our customers. However, such an increase could have an impact on our customers’ demand for our products, and we are not able to quantify the impact of such potential change in demand on our combined annual results of operations or cash flows.

Equity price risk. We hold another financial asset in the form of an investment in shares that is measured at fair value and recorded through net income (loss). We are exposed to price risk on this financial asset, which is the risk of variability in fair value due to movements in equity or market prices.

For our warrant liability measured at fair value, a primary driver of its fair value is our share price. An increase in our share price typically results in a fair value increase of the liability.

Information regarding the fair value of financial instrument assets and liabilities that are measured at fair value on a recurring basis, and the relationship between the unobservable inputs used in the valuation of these financial assets and their fair value is presented in Note 19 of our consolidated financial statements in Item 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the year ended December 31, 2020, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The articles of Harvest (the “Articles”) provide that our board of directors should not have fewer than three directors. Each director shall hold office until the close of the next annual general meeting of our shareholders, or until his or her successor is duly elected or appointed, unless his or her office is earlier vacated. Our board of directors currently consists of six directors, of whom four are considered to be independent persons. See Item 13—”Certain Relationships and Related Transactions, and Director Independence – Director Independence” for details on the independence of our directors.

The Articles provide that the directors may, from time to time, appoint such officers as the directors determine. The directors may, at any time, terminate any such appointment. All members of management devote full time to our business, and we have entered into a non-competition or non-disclosure agreement with each member of management

 The following table sets forth the individuals that are our directors and executive officers as of March 30, 2021 and their respective positions.

Name	Age	Position
Eula L. Adams	71	Director
Michael Scott Atkison	51	Director
Mark Neal Barnard	58	Chairman of the Board
Ana Dutra	56	Director
Deborah K. Keeley	57	Chief Financial Officer
Joseph Edward Sai	48	Chief of Staff
Elroy P. Sailor	51	Director and Chief Strategy Officer
Nicole Stanton	49	Vice President, General Counsel and Secretary
Steven M. White	47	Founder, Director and Chief Executive Officer

Biographical Information

The following is biographical information for our directors and executive officers:

Eula L. Adams, Director

Eula L. Adams has served as a director since December 2019. From November 2013 until August 2020, Mr. Adams served as the Chief Executive Officer of Neuromonics, Inc., a global medical device company catering to those suffering from tinnitus. Mr. Adams is a Certified Public Accountant and was an audit partner with Deloitte from 1972 to 1991. Mr. Adams served as an executive with First Data Corporation from 1991 to 2003, with responsibilities for credit card issuance, merchant services and money transfers and was a former global leader of Sun MicroSystems from 2004 to 2007. Mr. Adams has been serving as the Commissioner of the Colorado Department of Transportation since November 2019. Mr. Adams also serves on the board of directors of Intrado Corporation and serves on the board of directors of CareerWise Colorado and Volunteers of America Colorado. Mr. Adams holds a Bachelor of Science in Accounting from Morris Brown College and a Master of Business Administration from Harvard Business School.

Michael Scott Atkison, Director

Michael Scott Atkison has served as a director since May 2020. Since 2017, Mr. Atkison has been serving as Director and Advisor to Bennett Industries, Inc., a closely held commercial real estate investment company of which he is a controlling shareholder. In addition, since 2017, Mr. Atkison has served as President of Insangu, LLC, a holding company which he owns, and which holds a controlling interest in five licensed cannabis dispensaries in the State of Washington. From 2008 through 2016, Mr. Atkison was the Chief Executive Officer of Idaho Forest Group, LLC, one of the largest privately held manufacturers of lumber in North America. Mr. Atkison is presently serving on the board of Mountain West Bank, based in Coeur d’Alene, Idaho, and as a director of RGB Holdings. Mr. Atkison began his career as an accountant with KPMG, holds a Bachelor of Science in Accounting from the University of Idaho and a Master of Business Administration from Gonzaga University.

Mark Neal Barnard, Chairman of the Board of Directors

Mark Neal Barnard has served as a director since November 2018 and as chairman of our board of directors since March 2020. As a board member and steward of the organization, Mr. Barnard is responsible for advancing, and advocating for, our mission through the planning of programs and operations in anticipation of industry trends.

After 23 years with Unilever in various senior international roles, Mr. Barnard was recruited to serve as the Chief Commercial Officer of Diageo PLC, where he served from 2008 until 2015. During his tenure at Diageo, Mr. Barnard was responsible for development and execution of Diageo’s sales and customer marketing strategy to ensure the achievement of long-term performance goals of the organization. In 2015, Mr. Barnard retired from full time international corporate roles to pursue his entrepreneurial passions. Since then, he has built a portfolio of roles supporting various private equity and consulting groups including The Blackstone Group, CVC Capital Partners and McKinsey Consulting and since October 2019, Mr. Barnard has served as the Chief Executive Officer of Octopus Group Holdings. Mr. Barnard also serves as an advisory board member of TRAX Image Recognition, a global advisor to McKinsey Consulting and a director of IQPS PTE. Ltd. Mr. Barnard does not have any prior experience in the cannabis industry; however, his private equity expertise and the multitude of corporate roles he held successfully with Unilever and Diageo, adds critical areas of expertise as he serves on the board of directors. Mr. Barnard holds a Bachelor of Communication from the University of Port Elizabeth.

Ana Dutra, Director

Ana Dutra has served as a director since December 2019. From September 2014 until her retirement in September 2018, Ms. Dutra served as the Chief Executive Officer of The Executives’ Club of Chicago, a world-class senior executives organization focused on the development, innovation and networking of current and future business and community leaders. Prior to that, Ms. Dutra was a Proxy Officer and Chief Executive Officer of Korn/Ferry Consulting from 2007 until 2013. Since 2015, Ms. Dutra has served as a director of CME Group Inc. (Nasdaq: CME), a financial derivatives marketplace offering futures and options products for risk management. Ms. Dutra also serves as a director of First Internet Bank. A Brazilian native with business experience in over 25 countries, Ms. Dutra holds a Master’s Degree in Economics from Pontifical Catholic University of Rio de Janeiro, a Juris Doctor degree from Universidade do Estado do Rio de Janeiro and a Master in Business Administration from Kellogg Business School at Northwestern University.

Deborah K. Keeley, Chief Financial Officer

Deborah K. Keeley joined Harvest in April 2020 as Vice President of Finance and Tax and accepted appointment as Chief Financial Officer in June 2020. Ms. Keely also serves as the Company’s Principal Accounting Officer. Over her 20+ year career, Ms. Keeley has held Chief Financial Officer, Chief Accounting Officer and VP Finance and Operations positions for both public and private companies. Most recently, from April 2014 to April 2020, she was the Senior Vice President - Finance and Operations of Cultural Experiences Abroad, a global educational company. Previously, Ms. Keeley was a Senior Vice President and Chief Accounting Officer for Mobile Mini, Inc., a NASDAQ-listed global portable storage company with over 130 locations. Ms. Keeley received her Bachelor of Science in Accounting from Arizona State University.

Joseph Edward Sai, Chief of Staff

Joe Sai joined Harvest in December 2018 as the Chief of Staff. As Chief of Staff, Mr. Sai oversees and/or provides direction for several areas of the business, including expansion, acquisition, infrastructure development, cultivation and processing, Information Technology, compliance, loss prevention, and the development and implementation of standard operating procedures across business units. Mr. Sai has over 19 years of experience guiding operations across a variety of industries, specializing in rapid scaling, revenue generation, and process development for established multimillion-dollar organizations to co-founded startups. Mr. Sai began his career in the technology industry, negotiating services contracts with large companies for Interim Technologies (which later became Spherion Technologies) before joining Frontera Corp., an enterprise application development and hosting company, as a sales executive from startup to acquisition. After the sale of Frontera, Mr. Sai oversaw operations for Gilbert Electric, a Sacramento-based electrical contracting company, as the Vice President of Operations, helping increase company revenue by 350%. In 2004, Mr. Sai entered the mortgage and real estate industry, first with Ameriquest, and then on his own after creating a multi-state real estate and mortgage brokerage/bank. During the financial crisis in 2008, he transitioned his company from lending to asset management. While continuing to operate his real estate companies, in 2013 Mr. Sai joined Blue Sky Communications – a telecommunications company – first as Chief Operating Officer and then as Chief Executive Officer. During his tenure at Blue Sky from 2013 to January 2019 Mr. Sai scaled a 20-person, single-state operation into a 100-person organization, implementing a national infrastructure and overseeing the company’s full-service telecommunications operations. Mr. Sai received a Bachelor of Science in Business from California State University, Chico.

Elroy P. Sailor, Director and Chief Strategy Officer

Elroy P. Sailor has served as a director since November 15, 2018 and assumed the role of Chief Strategy Officer in January 2020. As a board member and steward of the organization, Mr. Sailor is responsible for advancing, and advocating for, our mission through the planning of programs and operations in anticipation of industry trends.

For the past 5 years Mr. Sailor has been the President and CEO of J.C. Watts Companies. Along with former Congressman J.C. Watts, Mr. Sailor co-founded J.C. Watts Companies in 2003, as a multi-industry business headquartered in Washington, D.C. with operations in Oklahoma and Texas, and serves on its Board. Mr. Sailor led a dynamic and talented executive management team to grow J.C. Watts Companies from start-up to an organization with revenues of $25 million. Mr. Sailor has also been serving on the Board of Insight America since January 2010.

Mr. Sailor served on the 2017 Trump-Pence Presidential Transition Team. He has served as a Senior Advisor to Reince Priebus, former Chairman of the Republican National Committee, and has served as Senior Advisor and Director of Strategic Programs for Rand Paul for President, 2016 Presidential Campaign. Because of Mr. Sailor’s political acumen, he was recently named as number 14 of Newsmax’s 50 Most Influential African-American Republicans and is one of the premier business executives and political operatives in Washington, D.C. Mr. Sailor’s philanthropic activity includes founding INSIGHT America, a non-profit organization co-chaired by thirteen U.S. Congressional Members. Mr. Sailor has served as a monthly commentator on American Urban Radio, ABC World News, and News One Now, hosted by Roland Martin.

Prior to starting his own business, Mr. Sailor served thirteen years in various leadership positions throughout the federal and state governments and on political campaigns. As Director of Urban Affairs for then-Michigan Governor John Engler, Mr. Sailor managed urban development policy; as a Legislative Aide to then-U.S. Senator Spencer Abraham (R- MI), he led transportation, housing and economic development policy; and as Deputy Chief of Staff, U.S. House of Representatives, Republican Leadership Conference, Mr. Sailor managed and developed the Republican Five Point Urban Initiative and served as a liaison to the White House, members of Congress, governors and mayors. Mr. Sailor has extensive experience in managing international relations. Highlights of his international work includes leading a senior U.S. Congressional staff delegation to Botswana and Israel, an appointment by the U.S. State Department to serve as a U.S. Advisor to the African Development Bank Annual Summit in Ethiopia, and directing official U.S. Congressional delegations to Cote d’Ivoire, Nigeria, Ghana, Mali, Morocco and Senegal.

Mr. Sailor holds a Bachelor of Arts in Political Science from Morehouse College and is a graduate of the Michigan Political Leadership Program (MPLP), Michigan State University.

Nicole Stanton, Vice President, General Counsel & Secretary

Since June 2019, Nicole Stanton has been serving as the Vice President, General Counsel and Secretary, overseeing our legal department and compliance program. She is leading efforts to develop ethical best practices to position us as the foremost vertically integrated cannabis company. In her role, Ms. Stanton navigates state regulations, provides legal advice on business strategy, including mergers and acquisitions and oversees the legal aspects of our real estate, HR, corporate governance, and litigation.

Ms. Stanton joined the law firm of Quarles & Brady LLP in September 2001 and served as the office managing partner of the firm’s Phoenix office from December 2013 until October 2018 as well as the firm’s assistant general counsel from September 2009 until June 2019. As a veteran legal and ethics expert, Ms. Stanton was responsible for overseeing more than 100 lawyers and 75 professional legal staff in Phoenix, covering 11 different legal practice areas. Her practice has been in commercial litigation and real estate. Her storied success as defense counsel for several local and national law firms, along with representing accounting firms, financial institutions and insurance brokers, has garnered her an established and credible reputation across business practices. Ms. Stanton holds a Bachelor of Science in Communication from the University of Utah and a Juris Doctorate from the University of Arizona, College of Law.

Steven M. White, Founder, Director and Chief Executive Officer

Mr. White co-founded Harvest in 2012. After opening our first dispensary in 2013, Mr. White worked there for several months fulfilling orders, performing reception duties, and consulting with patients. He quickly learned that he had the ability to help shape a company that gave people control over an aspect of their life where they previously had very little – their health and wellness. This led Mr. White to instill a culture of education and empowerment at Harvest to provide patients much needed products, resources, and support. For example, our facilities host a new patient orientation and monthly support group meetings for epilepsy, chronic pain, cancer, and PTSD. Under Mr. White’s direction, we have also engaged in many community activities and events, including donating more than $500,000 to local charitable organizations, veterans, seniors, and patients in need. Mr. White founded and now serves on the Board for Harvesting Hope, a non-profit organization that supports young children suffering from seizure disorders. To date, Harvesting Hope has provided a wide range of services for over 100 families.

As our Chief Executive Officer, Mr. White is responsible for license acquisition, organizational direction and strategy. He has also been instrumental in navigating state- and county-level regulatory audits, including, to date, more than one hundred state inspections across multiple states, four Americans for Safe Access Patient Focused Certifications, and more than fifty certified financial audits. Mr. White serves as the president and a member of the board of the Arizona Dispensary Association. In addition, he has done hundreds of interviews, speaking engagements, and provided expert testimony on a multitude of marijuana-related topics.

Mr. White graduated from Arizona State University Honors College summa cum laude with a Bachelor of Science in Political Science, while also winning an athletic national championship. Mr. White graduated from Washington & Lee University, School of Law, where he competed on the school’s National Moot Court team and served as a law journal editor. Mr. White entered private practice in 1999, and he practiced business, business litigation and regulatory law for two national law firms. In 2005, he founded his own boutique law firm and achieved an AV rating by Martindale, the highest possible rating for skill and ethics granted by that organization. There, Mr. White represented clients ranging from very large to start-ups across a variety of industries.

Promoters

Each of Steven M. White, a founder, Chief Executive Officer and a member of our board of directors, and Jason Vedadi, who was a founder, Executive Chairman and a member of our board of directors until March 10, 2020, may be considered to be a promoter of Harvest. No other person or company has been at any time during the past five fiscal years a promoter of Harvest. The compensation arrangements between us and Mr. White and Mr. Vedadi are described in detail in Item 11—” Executive Compensation – Employment and Severance Agreements.”

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons holding more than 10% of our common stock to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports, and we must identify in Annual Report on Form 10-K those persons who did not file these reports when due. The Company’s directors, executive officers, or 10% owners became subject to the reporting requirements of Section 16(a) of the Exchange Act on January 4, 2021, and therefore there were not any required filings to be made for 2020.

GOVERNANCE

Corporate Governance

Corporate governance relates to the activities of the Board, the members of which are elected by and are accountable to the Shareholders, and takes into account the role of the individual members of management who are appointed by the Board and who are charged with the day-to-day management of the Corporation. Canadian National Policy 58-201 Corporate Governance Guidelines establishes corporate governance guidelines which apply to all public companies. These guidelines are not intended to be prescriptive but to be used by issuers in developing their own corporate governance practices. The nominating and corporate governance committee (“Nominating and Corporate Governance Committee”) is appointed by the Board to, among other things, assist the Board in carrying out the responsibilities delegated by the Board relating to developing and maintaining the Corporation’s corporate governance policies and any related matters required by applicable laws. The Board is committed to sound corporate governance practices, which are both in the interest of its stakeholders and contribute to effective and efficient decision making.

Pursuant to Canadian National Instrument 58-101 Disclosure of Corporate Governance Practices (“NI 58-101”), as well as applicable provisions of United States securities law and regulation, the Corporation is required to disclose its corporate governance practices, as summarized below. The Nominating and Corporate Governance Committee is tasked with reviewing and discussing with management disclosure of the Corporation’s corporate governance practices. The Nominating and Corporate Governance Committee and the Board will continue to monitor such practices on an ongoing basis and, when necessary, implement such additional practices as it deems appropriate.

Board of Directors

Our business and affairs are managed, and all corporate powers are exercised, under the direction of our Board. Our Board is responsible for the stewardship of the Corporation and managing and supervising management of our business and affairs, including providing guidance and strategic oversight to management. Our Board has the authority to exercise all such powers of the Corporation as are not, by the provisions of the Business Corporations Act (British Columbia) (“BCBCA”) or by our Articles, required to be exercised by the shareholders of the Corporation. Our Board establishes fundamental corporate policies and oversees our performance and our Chief Executive Officer and the other officers to whom our Board has delegated authority to manage day-to-day business operations.

Director Independence

Directors are considered to be independent if they have no direct or indirect material relationship with the Corporation. A “material relationship” is a relationship which could, in the view of the Board, be reasonably expected to interfere with the exercise of a director’s independent judgment. The independence of our directors is determined in accordance with the provisions of NI 58-101, and under the corporate governance rules of the Nasdaq Stock Market (“Nasdaq”). The independence rules of Nasdaq and NI 58-101 include a series of objective tests, including generally that an “independent” person is not and has not within the last 3 years been employed by us and will not be engaged in various types of business dealings with us. In addition, our board of directors is required to make a subjective determination as to each person that no material relationship exists with us either directly or as a partner, shareholder or officer of an organization that has a relationship with us. It has been determined that four of our directors are independent persons under the independence rules of Nasdaq and the meaning of the provisions of NI58-101: Eula L. Adams, Scott Atkison, Mark Neal Barnard, and Ana Dutra. The Board has also determined that two of our directors are non-independent by virtue of being employed by the Corporation: Steven M. White and Elroy P. Sailor.

The Board facilitates its exercise of independent judgment in carrying out its responsibilities by carefully examining issues and consulting with outside counsel and other advisors in appropriate circumstances. The Board requires management to provide complete and accurate information with respect to the Corporation’s activities and to provide relevant information concerning the industry in which the Corporation operates in order to identity and manage risks. The Board is responsible for monitoring the Corporation’s officers, who in turn are responsible for the maintenance of internal controls and management information systems.

Historically, the Board has encouraged informal discussion among the independent directors. At each meeting of the Board, the Independent directors will meet for in camera sessions that will not be attended by non-independent directors and members of management at the end of each regular Board meeting (unless they waive such requirement).

Orientation and Continuing Education

The Nominating and Corporate Governance Committee has been tasked with developing and overseeing an onboarding program for new directors and a continuing education program for current directors. Although the Board has not adopted formal policies respecting continuing education for Board members at this time, new directors are encouraged to communicate with the Corporation's management, legal counsel, auditors and consultants, to keep themselves current with industry trends and developments and changes in legislation with management's assistance, and to attend related industry seminars and visit the Corporation's operations. In addition, the Board and its committees receive periodic reports from management and external advisors as to new developments in regard to corporate governance, industry trends, changes in legislation and other issues affecting the Corporation.

Ethical Business Conduct

The Board has adopted a Code of Business Conduct and Ethics for directors, officers and employees (the “Code of Conduct”). The Code of Business Conduct and Ethics is available on our website at https://investor.harvesthoc.com/governance/governance-documents/default.aspx. Further, the Board has adopted a Disclosure Policy and an Insider Trading Policy (the “Policy”). The Corporation will, upon request, provide a copy of each Policy free of charge to any Shareholder.

The Board expects its directors, officers and employees to act ethically at all times and to acknowledge their adherence to the policies comprising the Code of Conduct. The Nominating and Corporate Governance Committee is currently tasked with monitoring compliance with the Code of Conduct, investigating any alleged breach or violation of the Code of Conduct, enforcing the provisions of the Code of Conduct, and reviewing the Code of Conduct periodically and recommending changes to the Board. Any material issues regarding compliance with the Code of Conduct are required to be brought forward by management at either the Board or appropriate Board committee meetings. The Board and/or appropriate committee shall determine what remedial steps, if any, are required. Any waivers from the Code of Conduct that are granted for the benefit of a director or executive officer may be granted only by the Board (or a committee thereof as designated by the Board). No waiver has ever been granted under the Code of Conduct.

Each director of the Corporation must disclose all actual or potential conflicts of interest and refrain from voting on matters in which such director has a conflict of interest. In addition, the director must excuse himself or herself from any discussion or decision on any matter in which the director is precluded from voting as a result of a conflict of interest.

Nomination of Directors

The Nominating and Corporate Governance Committee shall assist the Board in carrying out the responsibilities delegated by the Board relating to the Corporation’s director nominations process and procedures. To carry out its oversight responsibilities, the Nominating and Corporate Governance Committee determines the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director. Candidates are selected for, among other things, the mix of the directors’ skills and experience; an evaluation of whether the Board as a whole has the necessary tools to effectively perform its oversight function in a productive, collegial fashion; and an identification of qualifications and attributes that may be valuable in the future based on, among other things, the current directors’ skill sets, the Corporation’s strategic plans and anticipated director exits. The Board has developed written position descriptions for the Chair as described in the Board Mandate and for the chair of each Board committee, as described in the charter of each such committee.

Shareholder Recommendations

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board. A nominating shareholder must provide timely notice in proper written form to the Chief Executive Officer of the Corporation. To be considered proper written form, the notice must information about the proposed nominee, information on the nominee’s shareholdings in the corporation, and a statement as to whether the nominee would be independent. The nominating shareholder must also include identifying information and information with regard to the nominating shareholder’s holdings in the corporation and details of any proxy, contract, arrangement understanding or relationship pursuant to which such Nominating Shareholder or any joint actor has the right to vote any shares of the Corporation. Shareholder nominees for director should be sent c/o Nicole Stanton, Vice President, General Counsel and Secretary, Harvest Health & Recreation Inc., 1155 W. Rio Salado Parkway Suite 201, Tempe, Arizona 85281.

Board Committees

We currently have an audit committee, a risk committee, a compensation committee, a nominating and corporate governance committee, and a compliance committee. The members of each are set out below.

Name of Member	Audit Committee	Risk Committee	Compensation Committee	Nominating and Corporate Governance Committee	Compliance Committee
Steven M. White
Eula L. Adams	X(1)	X(1)			X
Mark Neal Barnard			X(1)	X
Ana Dutra	X	X	X	X(1)
Elroy P. Sailor					X(1)
Scott Atkison	X	X

(1)	Denotes chairperson.

Audit Committee

The Audit Committee assists our Board in fulfilling its oversight responsibilities relating to financial accounting and reporting process and internal controls. The Audit Committee reviews the financial reports and other financial information we provide to regulatory authorities and our Shareholders, as well as reviews our system of internal controls regarding finance and accounting, including auditing, accounting and financial reporting processes.

Name of Member	Independent(1)	Financially Literate(2)
Eula L. Adams	Yes	Yes
Ana Dutra	Yes	Yes
Scott Atkison	Yes	Yes

(1)

A member of the audit committee is independent if he or she has no direct or indirect ‘material relationship’ with the Corporation. A material relationship is a relationship which could, in the view of the Board, reasonably interfere with the exercise of a member’s independent judgment. An executive officer of the Corporation, such as the President or Secretary, is deemed to have a material relationship with the Corporation.

(2)

A member of the audit committee is financially literate if he or she has the ability to read and understand a set of financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can reasonably be expected to be raised by the Corporation’s financial statements.

Each member of the Audit Committee has experience relevant to his or her responsibilities as an Audit Committee member. The Board has determined that Eula L. Adams meets the qualifications of an “audit committee financial expert,” as that term is defined by rules of the SEC. See Item 10 – “Biographical Information” above for a description of the education and experience of each Audit Committee member.

Our Board has adopted a written charter for the Audit Committee, which sets out the Audit Committee’s responsibilities in detail. The Audit Committee’s principal duties and responsibilities include assisting the Board in discharging the oversight of: (i) the Corporation’s internal audit function; (ii) the integrity of our consolidated financial statements and accounting and financial processes and the audits of our consolidated financial statements; (iii) compliance with legal and regulatory requirements; (iv) external auditors’ qualifications and independence; (v) the work and performance of financial management and external auditors; and (vi) system of disclosure controls and procedures and system of internal controls regarding finance, accounting, legal compliance and risk management established by management and the Board. The Audit Committee has access to all books, records, facilities and personnel and may request any information about us as it may deem appropriate. It will also have the authority to retain and compensate special legal, accounting, financial and other consultants or advisors to advise the Audit Committee.

At no time since the commencement of our most recently completed fiscal year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by our Board.

Compensation Committee

The compensation committee of our Board (the “Compensation Committee”) has the responsibility of assisting our Board in discharging its oversight responsibilities relating to the attraction, compensation, evaluation and retention of key senior management employees, and in particular the Chief Executive Officer, and the compensation of the non-executive members of the Board. In addition, the Compensation Committee is tasked with reviewing our annual disclosure regarding executive compensation for inclusion where appropriate in our disclosure documents. The Compensation Committee is also charged with annually reviewing the Stock and Incentive Plan and proposing changes thereto, approving any awards of options under the Stock and Incentive Plan and recommending any other employee benefit plans, incentive awards and perquisites with respect to our executive officers.

As of the date of this Annual Report on Form 10-K, the following are the members of the Compensation Committee:

Name of Member	Independent(1)
Mark Neal Barnard	Yes
Ana Dutra	Yes

(1)

A member of the Compensation Committee is independent if he or she has no direct or indirect ‘material relationship’ with Harvest. A material relationship is a relationship which could, in the view of our Board, reasonably interfere with the exercise of a member’s independent judgment. An executive officer, such as the President or Secretary, is deemed to have a material relationship with Harvest.

Our Board has adopted a written charter for the Compensation Committee, which sets out the Compensation Committee’s responsibilities in detail.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of our Board assists our Board in carrying out the responsibilities delegated by our Board relating to our director nominations process and procedures. To carry out its oversight responsibilities, the Nominating and Corporate Governance Committee determines the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to our Board for its approval, criteria to be considered in selecting nominees for director. Candidates are selected for, among other things, the mix of the directors’ skills and experience; an evaluation of whether our Board as a whole has the necessary tools to effectively perform its oversight function in a productive, collegial fashion; and an identification of qualifications and attributes that may be valuable in the future based on, among other things, the current directors’ skill sets, our strategic plans and anticipated director exits. Our Board has developed written position descriptions for the Chair as described in the Board Mandate and for the chair of each committee of our Board, as described in the charter of each such committee. Additionally, our Board Mandate requires that the Nominating and Corporate Governance Committee perform an annual evaluation of the effectiveness of the Board as a whole, the committees of the Board, and the contributions of individual directors.

The Nominating and Corporate Governance Committee is also responsible for reviewing, approving and reporting to our Board annually (or more frequently as required) on our succession plans for its executive officers.

As of the date of this Annual Report on Form 10-K, the following are the members of the Nominating and Corporate Governance Committee:

Name of Member	Independent(1)
Mark Neal Barnard	Yes
Ana Dutra	Yes

(1)

A member of the Audit Committee is independent if he or she has no direct or indirect ‘material relationship’ with Harvest. A material relationship is a relationship which could, in the view of our Board, reasonably interfere with the exercise of a member’s independent judgment. An executive officer, such as the President or Secretary, is deemed to have a material relationship with Harvest.

Our Board has adopted a written charter for the Nominating and Corporate Governance Committee, which sets out the Nominating and Corporate Governance Committee’s responsibilities in detail.

Risk Committee

The risk committee of our Board (the “Risk Committee”) assists our Board in its oversight of our management of key risks, including strategic and operational risks, as well as its guidelines, policies and processes for monitoring and mitigating such risks.

As of the date of this Annual Report on Form 10-K, the following are the members of the Risk Committee:

Name of Member	Independent(1)
Eula L. Adams	Yes
Ana Dutra	Yes
Scott Atkison	Yes

(1)

A member of the Audit Committee is independent if he or she has no direct or indirect ‘material relationship’ with Harvest. A material relationship is a relationship which could, in the view of our Board, reasonably interfere with the exercise of a member’s independent judgment. An executive officer, such as the President or Secretary, is deemed to have a material relationship with Harvest.

Our Board has adopted a written charter for the Risk Committee, which sets out the Risk Committee’s responsibilities in detail.

Compliance Committee

The compliance committee of our Board (the “Compliance Committee”) assists our Board in its oversight of our regulatory and compliance programs, management’s identification and evaluation of our legal and regulatory compliance risks, as well as the guidelines, policies and processes related thereto.

As of the date of this Annual Report on Form 10-K, the following are the members of the Compliance Committee:

Name of Member	Independent(1)
Eula L. Adams	Yes
Elroy P. Sailor	No

(1)

A member of the Audit Committee is independent if he or she has no direct or indirect ‘material relationship’ with Harvest. A material relationship is a relationship which could, in the view of our Board, reasonably interfere with the exercise of a member’s independent judgment. An executive officer, such as the President or Secretary, is deemed to have a material relationship with Harvest.

Our Board has adopted a written charter for the Compliance Committee, which sets out the Compliance Committee’s responsibilities in detail.

Board Qualifications

We believe that each of the members of our board of directors has the experience, qualifications, attributes and skills that make him or her suitable to serve as our director, in light of our highly regulated cannabis business, our complex operations and large number of employees. See above under the heading Item 10 — “Biographical Information” for a description of the education and experience of each director.

Mr. Adams’ specific qualifications, experience, skills and expertise include:

•	Core business skills, including financial and strategic planning;
•	Finance and financial reporting expertise; and
•	Operating and management experience.

Mr. Barnard’s specific qualifications, experience, skills and expertise include:

•	Core business skills, including financial and strategic planning;
•	Finance and financial reporting expertise; and
•	Operating and management experience.

Ms. Dutra’s specific qualifications, experience, skills and expertise include:

•	Core business skills, including financial and strategic planning;
•	Finance and financial reporting expertise; and
•	Operating and management experience.

Mr. Sailor’s specific qualifications, experience, skills and expertise include:

•	Core business skills, including financial and strategic planning;
•	A deep regulatory and legislative background; and
•	Operating and management experience.

Mr. White’s specific qualifications, experience, skills and expertise include:

•	Core business skills, including financial and strategic planning;
•	A deep understanding of entrepreneurship and of the industry; and
•	Operating and management experience.

Mr. Atkison’s specific qualifications, experience, skills and expertise include:

•	Core business skills, including financial and strategic planning;
•	A deep understanding of entrepreneurship and of the industry; and
•	Operating and management experience.

We believe these qualifications bring a broad set of complementary experience to our board of directors’ discharge of its responsibilities.

Conflicts of Interest—Board Leadership Structure and Risk Oversight

Conflicts of interest may arise as a result of our directors, officers and promoters also holding positions as directors or officers of other companies. Some of the individuals that are our directors and officers have been and will continue to be engaged in the identification and evaluation of assets, businesses and companies on their own behalf and on behalf of other companies, and situations may arise where our directors and officers will be in direct competition with us. Conflicts, if any, will be subject to the procedures and remedies provided under the BCBCA.

Communications with the Board of Directors

Shareholders and other interested parties may contact any member (or all members) of our Board (including, without limitation, the non-management directors as a group), any committee of our Board or the chair of any such committee. Written correspondence may be sent addressed to our Board, any committee or any individual director, c/o Nicole Stanton, Vice President, General Counsel and Secretary, Harvest Health & Recreation Inc., 1155 W. Rio Salado Parkway, Suite 201, Tempe, Arizona 85281.

ITEM 11. EXECUTIVE COMPENSATION.

Overview of Executive Compensation

Our Board is authorized to review and approve annually all compensation decisions relating to our executive officers. In accordance with reduced disclosure rules applicable to emerging growth companies as set forth in Item 402 of Regulation S-K, this section explains how our compensation program is structured for its Chief Executive Officer and the other executive officers named in the Summary Compensation Table (the “named executive officers”).

Compensation Governance

Our Board has not adopted any formal policies or procedures to determine the compensation of our executive officers. Historically, the compensation of the executive officers has been determined by our Board. In the second quarter of 2020, our Board undertook a review of its governance policies and procedures, which resulted in our Board reaffirming the Compensation Committee and approving an updated charter for the Compensation Committee. Under such charter, the compensation of the executive officers is determined by our Board, based on the recommendations of the Compensation Committee. Recommendations of the Compensation Committee are made considering the objectives discussed below and, if applicable, considering applicable industry data.

The Compensation Committee currently consists of two directors: Mark Neal Barnard (Chair) and Ana Dutra, each of whom has direct and indirect experience relevant to their roles as members of the Compensation Committee. Mark Neal Barnard and Ana Dutra are independent director members of the Compensation Committee.

The role and responsibility of the Compensation Committee is to assist our Board in discharging its oversight responsibilities relating to the attraction, compensation, evaluation and retention of key senior management employees, and in particular the Chief Executive Officer, with the skills and expertise needed to enable us to achieve our goals and strategies at fair and competitive compensation and appropriate performance incentives. The Compensation Committee has responsibility for fixing compensation levels for the directors and executive officers and for entering into employment, severance protection, change in control and related agreements and plans for the CEO and other executive officers. In addition, the Compensation Committee is charged with administering our incentive compensation plans and equity-based plans in which the CEO and executive officers may participate (including the Stock and Incentive Plan) and approving any awards under such plans.

The Compensation Committee endeavors to ensure that the philosophy and operation of our compensation program reinforces its culture and values, creates a balance between risk and reward, attracts, motivates and retains executive officers over the long-term and aligns their interests with those of our shareholders. In addition, the Compensation Committee is to review our annual disclosure regarding executive compensation for inclusion where appropriate in our disclosure documents.

Elements of Compensation

Base Salary

Base salary is the fixed portion of each executive officer’s total compensation. It is designed to provide income certainty. Our Board has not adopted any formal policies or procedures to determine the compensation of our executive officers. In certain cases, executive officers may elect to receive base salary in the form of restricted stock units, a combination of cash and restricted stock units, or deferred salary, all of which is clearly outlined in an employment offer letter or employment agreement. Base salaries will be determined on an individual basis, taking into consideration the past, current and potential contribution to our success, the position and responsibilities of the named executive officers and competitive industry pay practices for other high growth, premium brand companies of similarly sized companies in the industry.

Annual Cash Bonus

An annual cash bonus or bonus is a short-term incentive that is intended to reward each executive officer for his or her individual contribution and performance of personal objectives in the context of overall corporate performance. Cash bonuses are designed to motivate executive officers to achieve personal business objectives, to be accountable for their relative contribution to our performance, as well as to attract and retain executives. In determining compensation and, in particular, bonuses, the Compensation Committee considers factors over which the executive officer can exercise control, such as their role in identifying and completing acquisitions and integrating such acquisitions into our business, meeting any budget targets established by controlling costs, taking successful advantage of business opportunities and enhancing our competitive and business prospects.

In 2020, we announced a bonus plan for all employees based upon our meeting net revenue and adjusted EBITDA targets (to be weighted 50% for each). We determined that our Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer, and certain of our other senior-level executives would not be eligible for a cash bonus in 2020.

Long-Term Equity Incentive Awards

The long-term component of compensation for executive officers, including the named executive officers, will be based on equity awards issued pursuant to the Stock and Incentive Plan. The Stock and Incentive Plan permits the grant of the following (collectively, the “Awards”): (i) nonqualified stock options (“NQSOs”) and incentive stock options (“ISOs”) (collectively, “Options”); (ii) stock appreciate rights (“SARs”); (iii) restricted stock (“Restricted Stock”) and restricted stock units (“RSUs”); (iv) performance awards; (v) dividend equivalents; and (vi) other stock-based awards. This component of compensation is intended to reinforce management’s commitment to long term improvements in our performance.

The purpose of the Stock and Incentive Plan is to enable us and certain of our subsidiaries to obtain and retain services of the eligible participants, which is essential to our long-term success. The granting of Options and other Awards under the Stock and Incentive Plan is intended to promote our long-term financial interests and growth and the long-term financial interests and growth of our subsidiaries by attracting and retaining management and other personnel and key service providers with the training, experience and ability to enable them to make a substantial contribution to the success of our business. Moreover, the Stock and Incentive Plan aims to align the interests of eligible participants with those of our shareholders through opportunities for increased equity-based ownership in Harvest.

Summary Compensation Table

The following table sets forth all compensation paid to or earned by the named executive officers in the last two (2) fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Steven M. White,	2020	750,000	—	—	—	—	—	276,213	1,026,213
Chief Executive Officer and Director(3)	2019	750,000	—	—	5,615,800	—	—	263,580	6,629,380
Jason Vedadi,	2020	164,423	—	—	—	—	—	60,664	225,087
Former Executive Chairman and Director(4)	2019	750,000	—	—	2,261,800	—	—	263,580	3,275,380
Ronald Goodson	2020	355,769	—	—	1,635,000	—	—	2,952	1,993,721
Former Chief Operating Officer(5)
Elroy P. Sailor	2020	264,423	—	100,000	1,795,500	—	—	1,269	2,161,192
Chief Strategy Officer and Director(6)	2019	—	—	—	838,500	—	—	33,290	871,790

(1)

The amounts reported in the Stock Awards column reflects aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the named executive officer. Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2020 are included in Note 16 of our consolidated financial statements in Item 8. The 2020 Stock Awards compensation reported for Mr. Sailor relates to an award of 86,725 restricted stock units granted to Mr. Sailor on October 6, 2020, which vested on December 31, 2020, and was granted to Mr. Sailor in connection with his service as a member of the Board during 2019.

(2)

The amounts reported in the Option Awards column reflects aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the named executive officer. Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2020 are included in Note 16 of our consolidated financial statements in Item 8. The 2019 Option Award compensation for each of Mr. Vedadi and Mr. White reflects the issuance of stock options granted on March 13, 2019, which entitle the holder of each such stock option to purchase one Subordinated Voting Share at an exercise price of C$10.20 until March 13, 2029, and vest in four equal installments of 25% on each of the first four anniversaries of the grant date. The stock options granted to Mr. White and Mr. Vedadi on March 13, 2019 were surrendered by each of Mr. White and Mr. Vedadi on February 3, 2020 pursuant to an option surrender agreement. The 2020 Option Award compensation for Mr. Goodson reflects the issuance of stock options granted on January 9, 2020 at an exercise price of C$4.07, 2020, which were to vest in four equal annual installments beginning on January 9, 2021. Following Mr. Goodson’s resignation effective as of December 31, 2020, all unvested options were forfeited, and the expiry date of all vested options was accelerated to March 31, 2021. The 2019 Option Award compensation for Mr. Sailor reflects 150,000 stock options granted on March 13, 2019 at an exercise price of C$10.20, which vest in four equal annual installments beginning on March 13, 2020, all of which were issued in connection with Mr. Sailor’s service as a non-employee member of the Board in 2019. The 2020 Option Award compensation for Mr. Sailor includes (i) 750,000 stock options granted on January 9, 2020 at an exercise price of C$4.07, which vest in four equal annual installments beginning on January 9, 2021, which were issued in connection with Mr. Sailor’s service as the Chief Strategy Officer, and (ii) 75,000 stock options granted on February 3, 2020 at an exercise price of C$4.05, which vest in four equal annual installments beginning on March 13, 2020, which were issued in connection with Mr. Sailor’s service as a member of the Board in 2020.

(3)

Mr. White was appointed as our Chief Executive Officer and elected to our board of directors effective November 15, 2018 in connection with the Transaction. The compensation disclosed for Mr. White is for his position as our Chief Executive Officer and he was not separately compensated as a director. Mr. White’s reported 2019 All Other Compensation includes a monthly stipend in the amount of $23,000 per month, resulting in an aggregate annual amount of $263,424 and $156 in life insurance premiums paid by Randy Taylor Consulting LLC. Mr. White’s reported 2020 All Other Compensation includes a monthly stipend in the amount of $23,000 per month and $156 in life insurance premiums paid by Randy Taylor Consulting LLC, resulting in an aggregate annual amount of $276,156.

(4)

Mr. Vedadi was appointed as our Executive Chairman and elected to our Board effective November 15, 2018 in connection with the completion of the Transaction and resigned as the Executive Chairman and as a director in

March 2020. The compensation disclosed for Mr. Vedadi is for his position as our Executive Chairman and he was not separately compensated as a director. Mr. Vedadi’s reported 2019 All Other Compensation includes a monthly stipend in the amount of $23,000 per month, resulting in an aggregate annual amount of $263,424 and $156 in life insurance premiums paid by Randy Taylor Consulting LLC. Mr. Vedadi’s reported 2020 All Other Compensation includes a monthly stipend in the amount of $23,000 per month, prorated for his service in 2020, resulting in an amount of $60,507.67 and $156 in life insurance premiums paid by Randy Taylor Consulting LLC. Following Mr. Vedadi’s resignation, all unvested options were forfeited, and the expiry date of all vested options were relinquished by Mr. Vedadi effective as of the date of such separation. His 2020 base salary of $750,000 is prorated for his service in 2020, resulting in cash salary of $164,423.

(5)

Mr. Goodson was appointed Chief Operating Officer in January 2020 and resigned from the Company effective December 31, 2020. Mr. Goodson’s 20220 All Other Compensation includes $2,796 in matching contributions to our 401(K) Plan made on his behalf and $156 in life insurance premiums paid by Randy Taylor Consulting LLC.

(6)

Mr. Sailor was appointed Chief Strategy Officer in January 2020 and has served as a director since November 15, 2018. Mr. Sailor’s 2020 All Other Compensation reflects $1,269 in matching contributions to our 401(K) Plan made on his behalf. Mr. Sailor’s 2019 All Other Compensation reflects $33,290 in cash fees paid to Mr. Sailor in connection with his services as a non-employee director of the Board during 2019.

Employment and Severance Agreements

Except as described below, we do not have any contracts, arrangements, agreements or plans that provide for payments to a named executive officer.

Steven M. White’s Employment Agreement

On November 15, 2018, we entered into an employment agreement with Steven M. White for a term of three years. The term is automatically renewed for a period of two years commencing on the third anniversary of commencement date and on each subsequent anniversary thereafter unless notice that the term will not be extended is given by us or Mr. White not less than 180 days prior to the expiration of the term. The base salary for Mr. White payable under the agreement was $500,000 per annum, subject to up to a 50% increase beginning each calendar year starting on January 1, 2019. Mr. White’s annual salary for fiscal year 2019 was $750,000. White is entitled to a potential bonus of 300% of his base salary at target performance, 100% of base salary at threshold performance and 500% of his base salary for superior performance. In addition, Mr. White is entitled to participate in our stock option plan and welfare benefit plans in effect from time to time for our senior executives. In addition, Mr. White, may receive a $5,000,000 bonus, payable in stock or cash, at our sole discretion, if our share price reaches $20 and averages that price or above for thirty consecutive days. If our share price reaches $40 and averages that price or above for thirty consecutive days, we shall pay Mr. White $10,000,000 in stock or cash, at our election. Mr. White’s employment agreement was amended effective January 11, 2019 to provide each a discretional expense account of $23,000 per month.

In addition, Mr. White’s employment agreement contains customary confidentiality and noncompete covenants. Termination and change of control benefits under the employment agreement are described below under the heading “Termination and Change of Control Benefits.”

Jason Vedadi’s Separation Agreement

On November 15, 2018, we entered into an employment agreement with Mr. Vedadi for a term of three years on the same terms as the employment agreement with Mr. White described above. On March 11, 2020, Mr. Vedadi ended his employment with Harvest. In connection with the separation, Mr. Vedadi and the Company entered into a Separation Agreement and General Release, dated March 10, 2020, as amended (the “Separation Agreement”), pursuant to which Mr. Vedadi agreed to: (i) transfer 1,000,000 of his Super Voting Shares to Mr. White in exchange for 10,200 Multiple Voting Shares from Mr. White; (ii) surrender his 2,500,000 million stock options and any cash compensation upon his departure; (iii) assume all of our obligations on the remainder of a 10-year lease for premises which we have no longer targeted for deployment; (iv) non-compete provisions which will prohibit Mr. Vedadi from competing with us in all but two jurisdictions in which we operate for a period of time; (v) non-solicitation and non-interference prohibitions on his activities; and (vi) be available on a limited basis to assist us with certain ongoing opportunities and for matters of strategic importance. In consideration of the terms above we subsequently assigned one Arizona license to Mr. Vedadi. As discussed under “Transactions with Related Parties,” the Company extinguished its right of first refusal under the Separation Agreement in exchange for cancellation by Mr. Vedadi of certain Multiple Voting Shares.

Ronald Goodson Separation Agreement

Mr. Goodson was appointed Chief Operating Officer in January 2020 and resigned from the Company effective December 31, 2020. We entered into a resignation agreement with Mr. Goodson which provided for the following: (i) payment of all accrued and unpaid base salary, (ii) a lump sum payment of $155,769.23 which represents a deferred portion of his compensation (pursuant to the terms of Mr. Goodson’s offer letter), and (iii) a lump sum payment equal to approximately two months’ payment for continuing COBRA health benefits. In addition, Mr. Goodson’s resignation agreement contains customary confidentiality and non-disparagement covenants.

Outstanding Equity Awards Table

The following table sets forth outstanding equity awards for our named executive officers at fiscal 2020 year-end.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steven M. White, Chief Executive Officer and Director	27,739	27,739	-	$7.21	11/14/2023	-	-	-
	1,222,261	1,222,261	-	$6.55	11/14/2028
Jason Vedadi, Former Executive Chairman and Former Director(1)	-	-	-	-	-	-	-	-
Elroy P. Sailor, Chief Strategy Officer and Director	75,000	75,000	-	$6.55	11/14/2028	-	-	-
	37,500	112,500	-	$7.65	3/13/2029
	-	750,000	-	$3.11	1/9/2030
	18,750	56,250	-	$3.05	2/3/2030
Ronald Goodson, Former Chief Operating Officer	-	750,000		$3.11	1/9/2030	-	-	-

(1)

Mr. Vedadi resigned as our Executive Chairman in March 2020. Following Mr. Vedadi’s resignation, all unvested options were forfeited, and the expiry date of all vested options were relinquished by Mr. Vedadi effective as of the date of such separation.

(2)	These options were granted with an exercise price of C$10.20, but have been converted into USD for the purpose of disclosure in this table.

(3)	These options were granted with an exercise price of C$4.07, but have been converted into USD for the purpose of disclosure in this table.
(4)	These options were granted with an exercise price of C$4.05, but have been converted into USD for the purpose of disclosure in this table.
(5)	Mr. Goodson resigned effective December 31, 2020. Following Mr. Goodson’s resignation, all unvested options were forfeited, and the expiry date of all vested options was accelerated to March 31, 2021.

Retirement Benefit Plans

We, through one of our operating subsidiaries, Randy Taylor Consulting LLC, an Arizona limited liability company (“RTC”), established the Randy Taylor Consulting 401(k) Plan (the “401(k) Plan”), a tax-qualified, defined contribution retirement plan effective January 1, 2018. The 401(k) Plan was restated effective May 1, 2019. Each named executive officer is eligible to participate in the 401(k) Plan and the 401(k) Plan is generally available to eligible employees of RTC, and other subsidiaries that have elected to participate in the 401(k) Plan. Participants in the 401(k) Plan are eligible to make before-tax contributions and Roth contributions and, if RTC elects, to receive discretionary matching and/or profit-sharing contributions.

Termination and Change of Control Benefits

Except as described below, we do not have any contract, agreement, plan or arrangement that provides for payments to a named executive officer at, following, or in connection with a termination (whether voluntary, involuntary or constructive), resignation, retirement, a change of control of Harvest or a change in a named executive officer’s responsibilities.

The employment agreement for Mr. White provides for the following termination and change of control benefits: (i) in the event of termination by us: unpaid and earned base salary only; (ii) in the event of termination by Mr. White upon a breach by us: base salary and bonus, base salary continuation for two years and health benefits for 24 months; (iii) in the event of the death or disability of Mr. White: base salary through the date of termination, pro-rated bonus for the calendar year, and health benefits for one year; (iv) in the event of the voluntary termination/resignation by Mr. White: unpaid and earned base salary only; (v) in the event of the termination by us without cause and upon signed release from Mr. White: base salary, bonus, base salary continuation for three years, and health benefits for 24 months from the date of termination; and (vi) in the event of a change of control: five times the annual base salary, two years bonus and health benefits for 24 months.

Director Compensation

The following table sets forth all compensation paid to or earned by each of our directors during fiscal year 2020, except for compensation with respect to Mr. Vedadi and Mr. White. Information with respect to the compensation of Mr. Vedadi and Mr. White is included above in the “Summary Compensation Table.” Information with respect to compensation earned by Mr. Sailor as an executive officer is also included above in the “Summary Compensation Table.” As our executive officers, neither Mr. Vedadi nor Mr. White (other than as described above) received any compensation for service as a director during fiscal year 2020; however, as described above in the “Summary Compensation Table,” Mr. Sailor received (i) 75,000 stock options granted on February 3, 2020 at an exercise price of C$4.05 and (ii) 86,725 restricted stock units granted on October 6, 2020, which vested on December 31, 2020, all in connection with his service as a non-employee director of the Board.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eula L. Adams(3)	8,333	100,000	327,000	—	—	—	435,333
Scott Atkison (3)(4)	—	63,836	—	—	—	—	63,836
Mark Neal Barnard(3)	—	150,000	160,500	—	—	—	310,500
Ana Dutra(3)	58,333	33,425	—	—	—	—	91,758
Elroy P. Sailor	—	—	160,500	—	—	—	160,500

(1)	Director cash compensation during fiscal year 2020.
(2)

The amounts reported in the Stock Awards and the Option Awards columns reflect aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the named executive officer. Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2020 are included in Note 16 of our consolidated financial statements in Item 8. The Option Award compensation for each of Mr. Barnard and Mr. Sailor reflects the issuance of 75,000 stock options granted to each of Mr. Barnard and Mr. Sailor on February 3, 2020, which will entitle the holder of each such stock option to purchase one Subordinated Voting Share at an exercise price of C$4.05 until February 3, 2030, and will vest in four equal annual installments beginning on March 13, 2020.

(3)

On December 31, 2020, 208,348 RSUs (each, a “2021 RSU”) were granted to non-employee members of the Board, as additional compensation in connection with their anticipated service on the Board in 2021 pursuant to the Non-Employee Director Compensation Policy at a grant price of $2.16 per share. Each 2021 RSU entitles the holder to receive one Subordinate Voting Share and vests on December 31, 2021. As the 2021 RSUs relate to service by the non-employee directors in 2021, they have not been included in the “Director Compensation Table” for the year ended December 31, 2020.

(4)

Mr. Atkison was appointed to our Board in May 2020. This disclosure does not include up to 1,019.63 Multiple Voting Shares that are issuable to Mr. Atkison pursuant to the ICG Merger Agreement that are subject to indemnification claims pursuant to that agreement.

On August 3, 2020, our Board adopted a compensation policy for our non-employee directors. Prior to such adoption, our Board did not have a formal compensation policy for non-employee directors. Under this policy, on January 1st of each calendar year, each non-employee director who is not the Chair of our Board will be granted RSUs with a target grant value of $100,000. In addition, each non-employee director who is serving as the Chair of our Board will be granted an additional number of RSUs with a target grant value of $50,000. One-hundred percent of these annual awards will vest one year from the respective award date so long as, as of such vesting date, the non-employee director is (i) serving as a member of our Board, (ii) providing services to us pursuant to a written agreement approved by our Board, or (iii) serving as a director, manager or providing services for us or any subsidiary pursuant to a written agreement approved by our Board (the “Services”). If the non-employee director is not providing any of the Services as a result of a death, disability, or failure to be nominated by our shareholders, such non-employee director will receive a pro-rated portion of the award based on the actual number of days in which the Services were provided. Directors are not eligible to receive any other compensation, retainer, or fees under this policy, but are entitled to reimbursement for business expenses incurred in connection with the Services. On December 28, 2020, the Board approved the early issuance of the annual RSU grants for calendar year 2021 for all non-employee directors to be made on December 31, 2020 and such grants were made as of such date.

Compensation Committee Interlocks and Insider Participation

None of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served as our director or on the Compensation Committee, during fiscal 2020. None of our executive officers served as a director of another entity, one of whose executive officers served on the Compensation Committee, during fiscal 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Our shareholders and our board of directors approved the Harvest Health and Recreation 2018 Stock and Incentive Plan effective November 14, 2018 (the “Stock and Incentive Plan”). The granting of awards under the Stock and Incentive Plan is intended to promote our interests and our shareholders’ interest by aiding us in attracting and retaining persons capable of assuring our future success, to offer such persons incentives to put forth maximum efforts for the success of our business and to compensate such persons through various stock and cash-based arrangements and provide them with opportunities for stock ownership in Harvest, thereby aligning the interests of such persons with our shareholders. Eligible participants under the Stock and Incentive Plan include non-employee directors, officers (including the named executive officers), employees, consultants, independent contractors and advisors of Harvest and its subsidiaries. The Stock and Incentive Plan will be administered by the Compensation Committee or such other committee appointed by our board of directors (the “Stock and Incentive Plan Committee”).

Pursuant to the Stock and Incentive Plan, we may issue equity-based compensation (denominated in Subordinate Voting Shares) in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units and dividend equivalent awards to eligible participants. The Stock and Incentive Plan Committee or its permitted delegates has the power and discretionary authority to determine the amount, terms and conditions of the Stock and Incentive Plan awards, including, without limitation, (i) the exercise price of any stock options or stock appreciation rights, (ii) the method of payment for shares purchased pursuant to any award, (iii) the method for satisfying any tax withholding obligation arising in connection with any award, including by net exercise or the withholding or delivery of shares, (iv) the timing, terms and conditions of the exercisability, vesting or payout of any award or any shares acquired pursuant thereto, (v) the performance criteria, if any, applicable to any award and the extent to which such performance criteria have been attained, (vi) the time of the expiration of any award, (vii) the effect of the participant’s termination of service on any of the foregoing, and (viii) all other terms, conditions and restrictions applicable to any award or shares acquired pursuant thereto as our board of directors shall consider to be appropriate and not inconsistent with the terms of the Stock and Incentive Plan. A non-employee director may not be granted Stock and Incentive Plan awards that exceed in the aggregate $1,000,000 in any calendar year. The foregoing limit does not apply to any award made pursuant to any election by the director to receive an award in lieu of all or a portion of annual and committee retainers and meeting fees.

The following table sets forth securities authorized for issuance under the Stock and Incentive Plan as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining avaialable for future issuance under equity compensation plans
Equity compensation plans approved by security holders	13,699,664	$4.75	26,634,642
Equity compensation plans not approved by security holders	—	—	—
Total	13,699,644	$4.75	26,634,642

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth the beneficial ownership of our securities as of March 23, 2021 for (i) each member of our board of directors, (ii) each named executive officer (as defined below), (iii) each person known to us to be the beneficial owner of more than 5% of our securities and (iv) the members of our board of directors and our executive officers as a group. Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power of that security, including any securities that a person has the right to acquire beneficial ownership within 60 days. Information with respect to beneficial owners of more than 5% of our securities is based on completed questionnaires and related information provided by such beneficial owners as of March 23, 2021. Except as indicated, all shares of our securities will be owned directly, and the person or entity listed as the beneficial owner has sole voting and investment power. The address for each director and executive officer is c/o Harvest Health & Recreation Inc., 1155 W. Rio Salado Parkway, Suite 201, Tempe, Arizona 85281.

	Subordinate Voting Shares		Multiple Voting Shares		Super Voting Shares		Total(1)		Voting(2)
Name, Position and Address of Beneficial Owner	Number Beneficially Owned	% of Total Subordinate Voting Shares	Number Beneficially Owned	% of Total Multiple Voting Shares	Number Beneficially Owned	% of Total Super Voting Shares	Total Number of Capital Stock Beneficially Owned	% of Total Capital Stock	% of Voting Capital Stock
Steven M. White(3) Director, Chief Executive Officer	1,250,000	0.51%	210,204	12.80%	2,000,000	100.00%	24,270,400	5.91%	52.24%
Scott Atkison(4) Director	59,011	0.02%	9,903	0.60%	—	0.00%	1,049,311	0.26%	0.13%
Eula L. Adams(5) Director	129,942	0.05%	—	0.00%	—	0.00%	129,942	0.03%	0.02%
Mark Neal Barnard(6) Director	460,950	0.19%	—	0.00%	—	0.00%	460,950	0.11%	0.06%
Ana Dutra(7) Director	30,899	0.01%	—	0.00%	—	0.00%	30,899	0.01%	0.00%
Elroy P. Sailor Director and Chief Strategy Officer	461,725	0.19%	—	0.00%	—	0.00%	461,725	0.11%	0.06%
Jason Vedadi(8) Former Executive Chairman and Former Director	19,328,300	7.96%	168,536	10.26%	—	0.00%	36,181,900	8.84%	4.48%
Ronald Goodson(9) Former Chief Operating Officer	187,500	0.08%	—	0.00%	—	0.00%	187,500	0.05%	0.02%
All directors and executive officers as a group	22,189,905	9.05%	388,643	23.67%	2,000,000	100.00%	63,054,205	15.33%	56.96%
Hamner Drive, LLC(10)	21,096,596	8.68%	—	0.00%	—	0.00%	21,096,596	5.16%	2.61%
Daniel Reiner(11)	8,111,229	3.34%	297,307	18.11%	—	0.00%	37,841,899	9.25%	4.69%
JSJE LLC (12)	—	0.00%	113,253	6.90%	—	0.00%	11,325,280	2.77%	1.40%
Canes-178 LLC(13)	1,542,880	0.64%	84,562	5.15%	—	0.00%	9,999,100	2.44%	1.24%
Matthew Waltz(14)	1,728,721	0.71%	115,883	7.06%	—	0.00%	13,317,031	3.25%	1.65%

(1)	Total share values are on an as-converted basis.
(2)

The voting percentages differ from the beneficial ownership percentages in the total capital stock because our classes of securities have different voting rights. For further description of the different voting rights by different securities, see the “Description of the Company’s Securities” in Note 17 of our consolidated financial statements in Item 8.

(3)

Includes the following: (i) 87,843 Multiple Voting Shares held by Slar Investments, LLC; (ii) 122,361 Multiple Voting Shares and 2,000,000 Super Voting Shares held by Razor Investments, LLC; (iii) 625,000 Options to purchase Subordinate Voting Shares that vested on November 14, 2019; and (iv) 625,000 Options to purchase Subordinate Voting Shares that vested on November 14, 2020.

(4)

Includes the following: 7,146 Multiple Voting Shares held by Bennett Asset Management. This disclosure does not include up to 1,019.63 Multiple Voting Shares that are issuable to Mr. Atkison pursuant to the ICG Merger Agreement that are subject to indemnification claims pursuant to that agreement.

(5)

As of December 31, 2020, pursuant to our Non-Employee Director Compensation Policy, Mr. Adams received a grant of Restricted Stock Units valued at $100,000 as compensation for 2021 board service, which will vest on December 31, 2021 subject to the requirements of such policy.

(6)

As of December 31, 2020, pursuant to our Non-Employee Director Compensation Policy, Mr. Barnard received a grant of Restricted Stock Units valued at $150,000 as compensation for 2021 board and board chair service, which will vest on December 31, 2021 subject to the requirements of such policy.

(7)

As of December 31, 2020, pursuant to our Non-Employee Director Compensation Policy, Ms. Dutra received a grant of Restricted Stock Units valued at $100,000 as compensation for 2021 board service, which will vest on December 31, 2021 subject to the requirements of such policy.

(8)

Based on reporting from our transfer agent. Address: Odyssey Trust Company, 1230, 300-5th Avenue S.W., Calgary, AB, T2P 3C4. Includes the following: (i) 18,270 Multiple Voting Shares held by Concinnity, LLC; (ii) 31,046 Multiple Voting Shares held by Cobra Kai, LLC; (iii) 13,262,900 Subordinate Voting Shares and 97,362 Multiple Voting Shares held by Karma Capital, LLC; (iv) 105,000 Subordinate Voting Shares and  1,262 Multiple Voting Shares held by Karma Ventures, LLC; (v) 1,710,800 Subordinate Voting Shares and 20,596 Multiple Voting Shares held by Rectitude, LLC; and (vi) 153,100 Subordinate Voting Shares held by All Knowing, LLC.

(9)

Mr. Goodson resigned from the Company effective December 31, 2020. Following Mr. Goodson’s resignation, all unvested options were forfeited, and the expiry date of all vested options was accelerated to March 31, 2021.

(10)

Based on reporting from our transfer agent. Address: Odyssey Trust Company, 1230, 300-5th Avenue S.W., Calgary, AB, T2P 3C4. Oakmont Corporation, the manager of Hamner Drive, LLC, holds sole voting and dispositive power over the shares held by Hamner Drive, LLC.

(11)

Based on reporting from our transfer agent. Address: Odyssey Trust Company, 1230, 300-5th Avenue S.W., Calgary, AB, T2P 3C4. Includes the following: (i) 4,707.5 Multiple Voting Shares held by Dan Reiner, as the trustee for the Grantor Retained Annuity Trust No. 21; (ii) 254,939.2 Multiple Voting Shares held by High Alpine Advisors, LLC; and (iii) 548,280 Subordinate Voting Shares held by High Alpine Advisors, LLC. Based on reporting from our transfer agent. Address: Odyssey Trust Company, 1230, 300-5th Avenue S.W., Calgary, AB, T2P 3C4. On December 30, 2020, in accordance with the terms of a secured convertible note issued by a subsidiary of the Company in favor of High Alpine Advisors, LLC, such indebtedness was converted into 205,594 Multiple Voting Shares of the Company.

(12)

Based on reporting from our transfer agent. Address: Odyssey Trust Company, 1230, 300-5th Avenue S.W., Calgary, AB, T2P 3C4. Jack Dunn, the manager of JSJE LLC, holds sole voting and dispositive power over the shares held by JSJE LLC.

(13)	Based on reporting from our transfer agent. Address: Odyssey Trust Company, 1230, 300-5th Avenue S.W., Calgary, AB, T2P 3C4.
(14)	Based on reporting from our transfer agent. Address: Odyssey Trust Company, 1230, 300-5th Avenue S.W., Calgary, AB, T2P 3C4.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

A related party transaction includes any transaction or proposed transaction in which:

•	we are or will be a participant;
•	the aggregate amount involved exceeds $120,000 in any fiscal year; and
•	any related party has or will have a direct or indirect material interest.

Related parties include any person who is or was (since the beginning of the last fiscal year, even if such person does not presently serve in that role) an executive officer or director of the Company, any shareholder owning more than 5% of any class of our voting securities, or an immediate family member of any such person.

Any potential related party transaction that requires approval will be reviewed and overseen by the Audit Committee, and the Audit Committee will consider such factors as it deems appropriate to determine whether to approve, ratify or disapprove the related party transaction. The Audit Committee may approve the related party transaction only if it determines in good faith that, under all of the circumstances, the transaction is in the best interests of us and our shareholders.

Transactions with Related Parties

Since the beginning of the 2020 fiscal year, we have entered into related party transactions as follows:

On March 10, 2020, Jason Vedadi resigned as our Executive Chairman and member of our board of directors In connection with his resignation, Mr. Vedadi agreed to (i) be available to us as a strategic advisor as needed, (ii) maintain the current lockup schedule for his existing equity, (iii) exchange 1,000,000 Super Voting Shares held by Karma Capital LLC, an Arizona limited liability company controlled by Mr. Vedadi, for 10,200 Multiple Voting Shares (on an as-converted basis) held by Razor Investments, LLC, a Delaware limited liability company controlled by Mr. White, (iv) forego 2,500,000 stock options and any cash compensation provided for in his employment agreement; (v) enter into a separate lease for premises which we were leasing therefore causing the termination of our obligations on the remainder of a 10-year lease for premises which we have no longer targeted for deployment, (vi) accept our assignment of one Arizona license; (vii) non-compete provisions which will prohibit Mr. Vedadi from competing with us in all but two jurisdictions in which it operates for a period of time; and (viii) certain other non-solicitation and non-interference prohibitions on his activities. The transactions with Mr. Vedadi are transactions agreed with an “insider” and are considered to be a “related party transaction.”

On February 9, 2021, we cancelled 2,545 Multiple Voting Shares held by Mr. Vedadi in exchange for extinguishing our right of first refusal under the Separation Agreement (as more fully described above in Item 11 – Executive Compensation – Employment and Severance Agreements – Mr. Vedadi’s Separation Agreement). The number of Multiple Voting Shares is equal to an aggregate of $1,000,000 Subordinate Voting Shares divided by the closing sales price of $3.93 on February 5, 2021. The Multiple Voting Shares were convertible to Subordinate Voting Shares on a 1:100 basis. This transaction with Mr. Vedadi is a transaction agreed with an “insider” and is considered to be a “related party transaction.”

Notes receivable

 Included in notes receivable are the following amounts due from related parties (in thousands).

	December 31, 2020	December 31, 2019
Secured promissory notes dated February 2020(1)	$6,471	$—
Secured revolving notes dated December 2018 through January 2019(2)	3,581	3,581
Total due from related party (current portion notes receivable)	$10,052	$3,581

(1)

Secured promissory note dated February 2020 in the principal amount of $5.0 million with maturity date of 18 months after the date that Harvest of Ohio, LLC has received all three certificates of operation to commence medical marijuana dispensary operations in the Ohio; principal is due at maturity. Interest rate of 6% per annum, due at maturity. The secured note of $5.0 million is due from Harvest of Ohio LLC, an Ohio limited liability company owned 49% by Steven M. White, the Chief Executive Officer of the Company and an entity in which the Company has an investment interest. The Company accounts for the investment interest under the equity method. During the year ended December 31, 2020, interest income was $0.3 million.

(2)

Secured revolving notes dated December 2018 through January 2019 in the aggregate principal amount of $3.6 million which are due from AINA We Would LLC, the borrower, of which Harvest owns a 25% interest. The notes mature between December 2019 and February 2020 and the principal is due at maturity. The secured revolving notes which mature between December 2019 and February 2020 are currently in default. The Company is negotiating a settlement agreement with the debtor and, at this time, expects to receive the full principal balance. The secured revolving notes have interest rates of 8.25 - 8.5% per annum with interest payments due monthly. AINA We Would LLC can draw up to $30.0 million, with each advance subject to the approval of AINA We Would LLC and the Company in their sole discretion. During the years ended December 31, 2020 and 2019, interest income was $0.1 million and $0.3 million, respectively.

In February 2021, the Company issued $3.0 million to Harvest of Ohio, LLC, an Ohio limited liability company owned 49% by Steven M. White, the Chief Executive Officer of the Company and an entity in which the Company has an investment interest, in exchange for a $3.0 million secured promissory note. The note has a maturity date that is 30 months after the date that Harvest of Ohio, LLC has received all three certificates of operation to commence medical marijuana dispensary operations in the State of Ohio; principal is due at maturity. The note has an interest rate of 17% per annum, due at maturity.

Leases

AZRE2, LLC owns a building located at 300 East Cherry Street, Cottonwood, Arizona 86326, which it leases to Harvest to use as a cultivation facility. The lease commenced on August 1, 2019 for a 15-year term, and rent payments were approximately $215,000 for the year ended December 31, 2019. Rent payments were approximately $388,720 for the nine months ended September 30, 2020. Jason Vedadi, the former Chairman of the Board of Harvest, is the sole owner of AZRE2, LLC. AZRE2, LLC began receiving rental income from Harvest in August 2019 in the amount of $43,000 per month. $1,403,000 is due to Karma Capital, LLC, an entity wholly owned by Mr. Vedadi, to pay back the loan given to purchase the Cottonwood property.

Karma Capital, LLC owns a building located at 2726-2734 E. Grant Road Tucson, Arizona 85716, which it leases to Harvest to use as a dispensary. The lease commenced on July 1, 2017 for a 15-year term, and rent payments were approximately $125,454, $61,800 and $40,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Rent payments were approximately $96,436 for the nine months ended September 30, 2020. Jason Vedadi, the former Chairman of the Board of Harvest, is the sole owner of Karma Capital, LLC. Karma Capital, LLC has received approximately $285,000.00 in rental income since July 2017 and continues to receive approximately $10,609 per month in rental income from Harvest for the lease of the building.

Earbuds, LLC owns a building located at 4370 Tonawanda Trail Beaver Creek, Ohio 45430, which it leases to Harvest to use as a dispensary. The lease commenced on April 1, 2020 for a 15-year term, and rent payments were approximately $20,502 for the nine months ended September 30, 2020. There was also an additional fee paid of approximately $56,372 provided to the landlord for previous costs incurred to purchase the building. Each of Jason Vedadi, the former Chairman of the Board of Harvest, Joseph Sai, Harvest’s Chief of Staff, and Howard Hintz, Harvest’s former Director of Contracts, are partners of Earbuds, LLC. Each of the three partners of Earbuds, LLC are entitled to an equal distribution share of the $40,000 rental income. $420,000.00 is due to SMRE LLC (an entity owned by Joseph Sai), Things Change LLC (an entity owned by Howard Hintz), and TJV-168 LLC (an entity owned by Jason Vedadi) to pay back the loan given to purchase the Beaver Creek, OH property. Each partner loaned $140,000 to Earbuds, LLC to acquire the property.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Haynie & Company (“Haynie”), our independent public accounting firm, billed the Company the following fees for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Audit fees(1)	$598,000	$525,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$598,000	$525,000

(1)

Audit Fees - These are fees for professional services performed by Haynie in connection with the audit of annual financial statements of the Company and its subsidiaries. This category also includes reviews of financial statements included in the Form 10 filings of the Company in 2019 and 2020, reviews of registration statements and services normally provided in connection with statutory and regulatory filings or engagements.

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in Haynie’s core work, which is the audit of the Company’s consolidated financial statement. The Audit Committee pre-approves each engagement of the Company’s principal accountants for audit and non-audit related services and associated projected fees in advance of such engagement

Services Provided by Haynie

All services rendered by Haynie are permissible under applicable laws and regulations and were pre-approved by the Audit Committee, or by the Chair of the Audit Committee by delegated authority as required by law. The fees paid to Haynie for services are described in the above table.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements

The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 of this Report.

(b)	Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

(c)	Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit Index

Exhibit Number	Description

3.1

Amended and Restated Articles of Harvest Health & Recreation Inc. adopted as of September 11, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

4.1*

Coattail Agreement, dated November 14, 2018, by and among Karma Capital, LLC, Razor Investments, LLC, Harvest Health & Recreation Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

4.2*

Form of 7% Unsecured Convertible Debenture, dated May 10, 2019, by Harvest Health & Recreation Inc. in favor of the Lenders thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

4.3*

Form of Warrant to Purchase Subordinate Voting Shares of Harvest Health & Recreation Inc., dated May 10, 2019, issued to Purchasers of 7% Unsecured Convertible Debentures (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

4.4

Warrant Indenture, dated as of December 20, 2019, between Harvest Health & Recreation Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

4.5

Trust Indenture, dated as of December 20, 2019, between Harvest Health & Recreation Inc. and Odyssey Trust Company related to 9.25% Senior Secured Notes due December 19, 2022 and 15% Senior Secured Notes due December 19, 2022 (incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

4.6	Form of 9% Convertible Promissory Note (incorporated by reference to Exhibit 4.6 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

4.7*

Warrant Indenture, dated as of October 28, 2020, between Harvest Health & Recreation Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.1*

Amended and Restated Share Exchange Agreement, dated October 25, 2018 by and among Harvest FINCO, Inc., San Felasco Nurseries, Inc., Certain Shareholders of San Felasco Nurseries, Inc. and Marc Meisel (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.2

Assignment and Assumption Agreement – Amended and Restated Share Exchange Agreement, dated November 20, 2018 by and among Harvest FINCO, Inc., Harvest Health & Recreation Inc., San Felasco Nurseries, Inc., Certain Shareholders of San Felasco Nurseries, Inc. and Marc Meisel (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.3

Business Combination Agreement, dated November 14, 2018, by and among Rockbridge Resources Inc., 1185928 B.C. Ltd., Harvest Enterprises Inc., Harvest FINCO, Inc. and HVST Finco (Canada) Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.4*

Contribution and Exchange Agreement, dated November 14, 2018, by and among the Members of CBx Enterprises LLC, Jeffrey Giarraputo and Harvest Health & Recreation Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.5*

Integrated Transactions Property for Stock Exchange Agreement, dated November 14, 2018, by and among Harvest Enterprises, Inc., Rockbridge Resources Inc., parties listed on signature pages and Sean Berberian. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.6+

Employment Agreement, dated November 15, 2018, between Harvest Enterprises, Inc. and Steven M. White (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.7+

First Amendment to Employment Agreement, dated January 11, 2019, between Harvest Enterprises, Inc. and Steven M. White (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.8+

Employment Agreement, dated November 15, 2018, between Harvest Enterprises, Inc. and Jason Vedadi (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.9+

First Amendment to Employment Agreement, dated January 11, 2019, between Harvest Enterprises, Inc. and Jason Vedadi (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.10*+

Separation Agreement and General Release, dated March 10, 2020, by and between Jason Vedadi and Harvest Health & Recreation Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.11*+

Employment Agreement, dated as of January 9, 2019, between Randy Taylor Consulting, LLC and Kevin George (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.12+

First Amendment to Employment Agreement, dated as of May 11, 2019, between Randy Taylor Consulting, LLC and Kevin George (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.13*

Agreement and Plan of Merger and Reorganization, dated February 14, 2019, by and among Harvest Health & Recreation Inc., Harvest California Acquisition Corp., Falcon International, Corp. and Falcon’s shareholders (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.14*

Promissory Note, dated February 15, 2019, issued by Falcon International Corp. to Harvest Enterprises, Inc. in the principal amount of $10,000,000 (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.15

First Amendment to Agreement and Plan of Merger and Reorganization, dated June 7, 2019, by and among Harvest Health & Recreation Inc., Harvest California Acquisition Corp., Falcon International, Corp. and Falcon’s shareholders (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.16*

Promissory Note, dated June 7, 2019, issued by Falcon International Corp. and its subsidiaries to Harvest Enterprises, Inc. in the principal amount of $40,353,881.12 (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.17*

Business Combination Agreement, dated April 22, 2019, between Harvest Health & Recreation Inc., Verano Holdings LLC, 1204899 B.C. LTD. and 1204599 B.C. LTD (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.18*

Investment Agreement, dated May 10, 2019, between Harvest Health & Recreation Inc. and the investor party thereto (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.19*+

Employment Agreement, dated June 18, 2019, between Randy Taylor Consulting, LLC and John Cochran (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.20+

Separation Agreement and General Release, dated December 20, 2019, between Randy Taylor Consulting, LLC and John Cochran (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.21

Amended and Restated Credit Agreement, dated as of July 26, 2019, by and between Bridging Finance Inc., Harvest Dispensaries, Cultivations & Production Facilities LLC, Harvest Enterprises, Inc., and certain subsidiaries of Harvest Health & Recreation Inc. as guarantors (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.22

First Amendment to Amended and Restated Credit Agreement, dated as of October 21, 2019, by and among Bridging Finance Inc., Harvest Dispensaries, Cultivations & Production Facilities LLC, Harvest Enterprises, Inc., Harvest Health & Recreation Inc. and certain of its subsidiaries as guarantors (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.23

Second Amendment to Amended and Restated Credit Agreement, dated as of November 19, 2019, by and among Bridging Finance Inc., Harvest Dispensaries, Cultivations & Production Facilities LLC, Harvest Enterprises, Inc., Harvest Health & Recreation and certain of its subsidiaries as guarantors (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.24*

Put Option Agreement, dated December 20, 2019, between Bridging Finance Inc., Harvest Health & Recreation Inc., Harvest Dispensaries, Cultivations & Production Facilities LLC, and Harvest Enterprises, Inc (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.25

Acknowledgement by Bridging Finance Inc. dated December 31, 2019 regarding Put Option Agreement dated December 20, 2019 (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.26*

Note Purchase Agreement, dated December 31, 2019, by and among Harvest Health & Recreation Inc. and Bridging Finance Inc (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.27*

Membership Interest Purchase Agreement, dated December 31, 2019, by and among Harvest Cheyenne Holdings LLC, GreenMart of Nevada LLC, F&L Investments LLC, MJAR Holdings Corp., and MJardin Group, Inc (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.28

Amendment No. 1 to Membership Interest Purchase Agreement, dated February 28, 2020, by and among Harvest Cheyenne Holdings LLC, GreenMart of Nevada LLC, F&L Investments LLC, MJAR Holdings Corp., and MJardin Group, Inc (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.29

Amendment No. 2 to Membership Interest Purchase Agreement, dated August 14, 2020, by and among Harvest Cheyenne Holdings LLC, GreenMart of Nevada LLC, F&L Investments LLC, MJAR Holdings Corp., and MJardin Group, Inc (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.30*

Membership Interest Contribution Agreement, dated February 18, 2020 by and among Harvest Health & Recreation Inc., Banyan Acquisition Corp., the members of Banyan Management Holdings, LLC, the non-controlling members of Banyan Scientific, LLC, and Kurt D. Merschman (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.31*

Membership Interest Purchase Agreement, dated March 26, 2020, by and among FL Holding Company, LLC, Franklin Labs, LLC and (iii) CannaPharmacy, Inc (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.32*

Agreement and Plan of Merger and Reorganization, dated March 10, 2020, by and among Harvest Health & Recreation Inc., ICG Acquisition Corp., Interurban Capital Group Inc. and Fertile Valley LLC (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.33

Purchase Agreement, dated June 22, 2020, by and among HHI Acquisition Corp., Hightimes Holding Corp., Harvest Enterprises, Inc., Harvest of California LLC and Harvest Health & Recreation Inc (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.34+

Separation Agreement and General Release, dated as of June 24, 2020, between Randy Taylor Consulting, LLC and Leo Jaschke (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.35+	Harvest Health and Recreation Inc. 2018 Stock and Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.36+	Form of Notice of Stock Option Grant and Stock Option Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.37+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.38+	Non-Employee Director Compensation Policy adopted August 3, 2020 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10, as amended, filed on November 5, 2020).

10.39*+

Resignation Agreement and General Release, dated January 7, 2021, between Randy Taylor Consulting, LLC and Ronald Goodson (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10, as amended, filed on January 19, 2021).

21.1	List of Subsidiaries of Harvest Health & Recreation Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
+	Designates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARVEST HEALTH & RECREATION INC.

Date: March 30, 2021	By:	/s/ Steven M. White
Steven M. White
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven M. White	Founder, Director and Chief Executive Officer	March 30, 2021
Steven M. White

/s/ Deborah K. Keeley	Chief Financial Officer	March 30, 2021
Deborah K. Keeley

/s/ Mark N. Barnard	Chairman of the Board	March 30, 2021
Mark N. Barnard

/s/ Elroy P. Sailor	Director and Chief Strategy Officer	March 30, 2021
Elroy P. Sailor

/s/ Eula L. Adams	Director	March 30, 2021
Eula L. Adams

/s/ Michael S. Atkison	Director	March 30, 2021
Michael S. Atkison /s/ Ana Dutra	Director	March 30, 2021
Ana Dutra

HARVEST HEALTH & RECREATION INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Harvest Health & Recreation Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Harvest Health and Recreation, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

March 30, 2021

We have served as the Company’s auditor since 2018.

HARVEST HEALTH & RECREATION INC.

Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$78,055	$22,685
Restricted cash	4,542	8,000
Accounts receivable, net	5,051	12,147
Notes receivable, current portion	21,556	47,768
Related party notes receivable, current portion	10,052	3,581
Inventory, net	36,862	27,987
Other current assets	5,280	4,788
Total current assets	161,398	126,956
Notes receivable, net of current portion	18,211	34,430
Property, plant and equipment, net	176,827	149,841
Right-of-use assets for operating leases, net	60,843	52,445
Related party right-of-use assets for operating leases, net	5,621	6,321
Intangibles assets, net	272,118	159,209
Corporate investments	19,091	—
Acquisition deposits	50	3,645
Goodwill	116,041	84,596
Assets held for sale	6,585	2,444
Other assets	19,850	8,114
TOTAL ASSETS	$856,635	$628,001
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$10,755	$6,969
Other current liabilities	28,896	22,029
Contingent consideration, current portion	17,985	13,764
Income tax payable	17,504	5,310
Operating lease liability, current portion	2,906	2,244
Related party operating lease liability, current portion	135	428
Notes payable, current portion	20,910	8,395
Total current liabilities	99,091	59,139
Notes payable, net of current portion	244,066	213,181
Warrant liability	20,908	5,516
Operating lease liability, net of current portion	58,637	48,731
Related party operating lease liability, net of current portion	5,595	5,533
Deferred tax liability	53,082	28,587
Contingent consideration, net of current portion	—	16,249
Total liabilities associated with assets held for sale	718	—
Other long-term liabilities	63	179
TOTAL LIABILITIES	482,160	377,115
Commitments and contingencies (Note 20)
STOCKHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2020: Unlimited, 220,913,258 and 220,913,258, respectively, at December 31, 2019: Unlimited, 105,786,727 and 105,786,727, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2020: Unlimited, 182,842,232 and 182,842,232, respectively, at December 31, 2019: Unlimited, 181,338,834 and 181,338,834, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at December 31, 2020: Unlimited, 2,000,000 and 2,000,000, respectively, at December 31, 2019: Unlimited, 2,000,000 and 2,000,000, respectively)	—	—
Capital stock	667,248	481,182
Accumulated deficit	(293,607)	(233,977)
Stockholders' equity attributed to Harvest Health & Recreation Inc.	373,641	247,205
Non-controlling interest	834	3,681
TOTAL STOCKHOLDERS' EQUITY	374,475	250,886
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$856,635	$628,001

The accompanying notes are an integral part of these consolidated financial statements.

HARVEST HEALTH & RECREATION INC.

Consolidated Statements of Operations

(Amounts expressed in thousands of United States dollars, except share and per share data)

	For the Year Ended December 31,
	2020	2019
Revenue, net of discounts	$231,460	$116,780
Cost of goods sold	(129,873)	(75,636)
Gross profit	101,587	41,144
Expenses
General and administrative (related party operating lease expense for the year ended December 31, 2020 and 2019 was $788 and $340)	99,603	105,966
Sales and marketing	4,960	8,937
Share-based compensation	22,495	17,695
Depreciation and amortization	7,920	5,360
Fixed and intangible asset impairments	664	16,977
Total expenses	135,642	154,935
Operating loss	(34,055)	(113,791)
Other (expense) income
Gain (loss) on sale of assets	11,752	(2,313)
Other (expense) income	17,185	(8,286)
Fair value of liability adjustment	(10,125)	5,482
Foreign currency loss	(63)	(970)
Interest expense (related party interest income for the year ended December 31, 2020 and 2019 was $444 and $267)	(38,612)	(9,514)
Contract asset impairment	(732)	(35,098)
Loss before taxes and non-controlling interest	(54,650)	(164,490)
Income taxes	(3,650)	(3,756)
Net loss from continuing operations before non-controlling interest	(58,300)	(168,246)
Net loss from discontinued operations, net of tax	(1,278)	(568)
Net loss before non-controlling interest	(59,578)	(168,814)
Net (income) loss attributed to non-controlling interest	(52)	2,079
Net loss attributed to Harvest Health & Recreation Inc.	$(59,630)	$(166,735)
Net loss per share - basic and diluted	$(0.16)	$(0.59)
Attributable to Harvest Health and Recreation Inc.	$(0.17)	$(0.58)
Attributable to discontinued operations, net of tax	$—	$—
Weighted-average shares outstanding - basic and diluted	354,757,211	286,626,553

The accompanying notes are an integral part of these consolidated financial statements.

HARVEST HEALTH & RECREATION INC.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts expressed in thousands of United States dollars, except share data)

	Number of Shares			$ Amount
						Stockholders'
	Super	Multiple	Subordinate			Equity	Non-	TOTAL
	Voting	Voting	Voting	Capital	Accumulated	attributed	Controlling	STOCKHOLDERS'
	Shares	Shares	Shares	Stock	Deficit	to Harvest	Interest	EQUITY
BALANCE—December 31, 2018	2,000,000	2,179,691	63,358,934	$435,495	$(67,117)	$368,378	$5,572	$373,950
Adoption of ASC 842	—	—	—	-	(125)	(125)	—	(125)
Restated total equity at January 1, 2019	2,000,000	2,179,691	63,358,934	435,495	(67,242)	368,253	5,572	373,825
Shares issued	—	13,773	271,888	2,322	—	2,322	—	2,322
Capital contribution	—	—	—	312	—	312	188	500
Exercise of warrants	—	—	785,469	5,145	—	5,145	—	5,145
Shares issued in connection with acquisitions	—	33,629	—	18,512	—	18,512	—	18,512
Issuance of $10MM convertible note	—	—	—	1,000	—	1,000	—	1,000
Conversions to subordinate voting shares	—	(413,705)	41,370,436	—	—	—	—	—
Debt issuance costs paid in warrant	—	—	—	701	—	701	—	701
Share-based compensation	—	—	—	17,695	-	17,695	-	17,695
Net loss	—	—	—	—	(166,735)	(166,735)	(2,079)	(168,814)
BALANCE—December 31, 2019	2,000,000	1,813,388	105,786,727	$481,182	$(233,977)	$247,205	$3,681	$250,886
Shares issued	—	456,161	22,652,568	90,156	—	90,156	—	90,156
Shares returned and cancelled	—	(42,378)	—	(7,670)	—	(7,670)	—	(7,670)
Deconsolidation of Ohio entities	—	—	—	—	—	—	1,388	1,388
Divestiture of Arkansas assets	—	—	—	—	—	—	(4,162)	(4,162)
Shares issued in connection with acquisitions	—	316,411	398,600	59,785	—	59,785	—	59,785
Conversions to subordinate voting shares	—	(920,754)	92,075,363	—	—	—	—	—
Equity method investment adjustment	—	—	—	—	—	—	(125)	(125)
Discount on notes payable	—	—	—	397	—	397	—	397
Conversion of convertible note payable	—	205,594	—	20,903	—	20,903	—	20,903
Share-based compensation	—	—	—	22,495	—	22,495	—	22,495
Net loss	—	—	—	—	(59,630)	(59,630)	52	(59,578)
BALANCE—December 31, 2020	2,000,000	1,828,422	220,913,258	$667,248	$(293,607)	$373,641	$834	$374,475

The accompanying notes are an integral part of these consolidated financial statements.

HARVEST HEALTH & RECREATION INC.

Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars)

	For the years ended December 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(59,578)	$(168,814)
Net loss from discontinued operations, net of tax	1,278	568
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	11,290	7,755
Amortization of right-of-use assets	5,375	3,525
Amortization of debt issuance costs	4,263	2,793
Amortization of debt discount	1,632	42
Amortization of warrant expense	3,518	1,816
Impairment of fixed and intangible assets	664	16,976
Impairment of right-of-use assets	(249)	—
Gain on settlement of contingent consideration	(13,957)	—
Gain on deconsolidation of Ohio entities	(11,899)	—
Impairment of investments	—	5,000
Gain on legal settlements	(9,260)	—
(Gain) loss on divestments and sale of assets	(1,467)	3,847
Loss on extinguishment of notes payable	463	—
Loss on dead deals	3,707	—
Loss on lease derecognition	3,428	547
Change in fair value of financial liability	10,125	(5,482)
Unrealized exchange loss	—	496
Deferred income tax expense	(5,378)	517
Share-based compensation	22,495	17,695
Noncash transaction expenses	—	71
Provision for bad debts and credit losses	903	31,788
Changes in operating assets and liabilities:
Accounts receivable	(2,743)	(11,603)
Inventory	(2,801)	(2,402)
Other assets	(1,729)	(1,373)
Income taxes payable	13,368	781
Accrued expenses and other liabilities	(2,417)	(2,005)
Accounts payable	6,890	(882)
Operating lease liabilities	(5,429)	(3,219)
Prepaid expenses and other current assets	(2,774)	(2,849)
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(30,282)	(104,412)
NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES	(1,267)	(568)
NET CASH USED IN OPERATING ACTIVITIES	(31,549)	(104,980)
CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(16,029)	(31,170)
Acquisitions/advances of intangibles	(773)	(12,757)
Acquisition deposits	100	—
Prepayment of acquisition consideration	—	(3,645)
Purchases of property, plant and equipment	(26,863)	(109,436)
Proceeds from divestments and sale of assets	9,225	—
Issuance of notes receivable	(1,825)	(110,370)
Payments received on notes receivable	10,601	9,830
NET CASH USED IN INVESTING ACTIVITIES	(25,564)	(257,548)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	—	5,145
Proceeds from issuance of equity	91,757	—
Proceeds from issuance of convertible notes payable	—	110,000
Proceeds from issuance of notes payable	40,315	187,841
Repayment of notes payable	(22,643)	(11,483)
Payment of finance lease liabilities	(19)	(1,644)
Fees paid for debt financing activities	(385)	(12,403)
Extinguishment of debt	—	(84,126)
NET CASH PROVIDED BY FINANCING ACTIVITIES	109,025	193,330
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	51,912	(169,198)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,685	191,883
RESTRICTED CASH, BEGINNING OF PERIOD	8,000	8,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	30,685	199,883
CASH AND CASH EQUIVALENTS, END OF PERIOD	78,055	22,685
RESTRICTED CASH, END OF PERIOD	4,542	8,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$82,597	$30,685

The accompanying notes are an integral part of these consolidated financial statements.

HARVEST HEALTH & RECREATION INC.

Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars)

	For the years ended December 31,
Supplemental disclosure with respect to cash flows	2020	2019
Interest paid	$34,064	$14,232
Taxes paid	$5,806	$6,161
Supplemental disclosure of non-cash activities
Shares issued for business acquisitions	$59,785	$18,512
Shares issued for the acquisition of intangible licenses	$—	$1,526
Shares issued for the acquisition of a lease	$—	$771
Trade and notes receivable settled for business acquisitions	$55,716	$—
Notes payable issued for business acquisitions	$16,650	$—
Notes payable issued for the acquisition of intangible licenses	$1,000	$1,470
Notes payable issued for the acquisition of a lease	$500	$—
Notes payable issued for the acquisition of property, plant and equipment	$—	$5,650
Notes payable settled upon divestment	$1,905	$—
Contingent consideration issued for business acquisitions	$5,000	$—
Conversion of convertible debentures	$19,535	$—
Notes receivable received upon deconsolidation	$12,000	$—
Right-of-use assets obtained in exchange of operating lease liabilities	$15,332	$49,862
Right-of-use assets obtained in exchange of finance lease liabilities	$5,178	$—

The accompanying notes are an integral part of these consolidated financial statements.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

1.	Business Description

Harvest Health & Recreation Inc., a British Columbia corporation (the “Company” or “Harvest”) is a vertically integrated cannabis company that operates from “seed to sale.” The Company holds licenses or provides services to cannabis dispensaries in Arizona, Arkansas (on November 13, 2020, we completed the divestiture of our ownership interest in the Arkansas retail and cultivation assets), California, Florida, Maryland, Nevada, North Dakota and Pennsylvania with two provisional licenses in Massachusetts. In addition, the Company owns CO2 extraction, distillation, purification and manufacturing technology used to produce a line of cannabis topicals, vapes and gems featuring cannabinoids and a hemp-derived product line sold in Colorado. The Company also owns, manufactures and distributes a portfolio of cannabis consumer packaged goods brands, including ROLL ONE, MODERN FLOWER, EVOLAB, CHROMA, CO2LORS, ALCHEMY and CBX SCIENCES, to third-party licensed retail cannabis stores across the United States as well as to select retail stores the Company owns or operates, in addition to providing support services and financing to a Utah-licensed medical cannabis cultivator.

The Company operates in one segment, the cultivation, processing and sale of cannabis. The Company grows cannabis in outdoor, indoor, and greenhouse facilities for sale in its retail locations and for wholesale. In addition, the Company converts cannabis biomass into formulated oil using a variety of proprietary extraction techniques. The Company uses some of this oil to manufacture products such as vaporizer cartridges and edibles. Harvest sells cannabis, oil, and manufactured products in Harvest dispensaries and to third parties for resale. In addition, the Company collects licensing fees from third parties associated with operations at certain cultivation, manufacturing or retail facilities.

Harvest conducts business through wholly-owned and majority-owned operating subsidiaries, operating agreements and other commercial arrangements established to conduct the different business areas of each business (each an “Operating Subsidiary” and together, “Operating Subsidiaries”). The Company’s principal operating locations and type of operation are listed below:

State	Nature of Operations	Commencement Periods
Arizona – 15 locations	Retail Dispensary	September 2013 – September 2020
Arkansas - 1 location**	Retail Dispensary	February 2020
California – 4 locations	Retail Dispensary	December 2018 – October 2019
Florida – 6 locations	Retail Dispensary	February 2019 – July 2019
Maryland – 3 locations	Retail Dispensary	September 2018 – December 2019
North Dakota – 2 locations***	Retail Dispensary	July 2019 – August 2019
Pennsylvania – 8 locations	Retail Dispensary	September 2018 – October 2020
Washington - 5 locations*	Retail Dispensary Services	March 2020
Arizona	Greenhouse/Outdoor Grow/Processing Lab	July 2015 – February 2020
Arkansas**	Greenhouse	January 2020
Colorado – 1 location	Processing	October 2020
Florida	Cultivation/Processing	February 2019 – December 2019
Maryland	Cultivation/Processing	September 2017 – July 2019
Nevada	Cultivation/Processing	August 2020
Pennsylvania	Cultivation/Processing	March 2020
Utah	Cultivation/Processing	October 2020

*	See Note 20 (Commitments and Contingencies – Washington Litigation) with respect to the disputed termination of the Company’s service agreements with the licensees of the Washington locations.
**

See Note 11 (Acquisitions/Divestitures – Divestiture of Arkansas Assets) with respect to the sale of the Company’s ownership interests in Natural State Wellness Dispensary, LLC and Natural Statement Wellness Enterprises, LLC.

***	On February 19, 2021, the Company divested the two retail dispensary locations located in North Dakota for an immaterial amount of cash.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

The Company is in various stages of expansion as it is growing its commercial footprint by focusing on acquiring and building additional retail, cultivation and processing locations for medical and adult use cannabis in its existing key markets.

Each Operating Subsidiary either holds the active and/or pending cannabis licenses associated with its activities, or has a commercial arrangement with the operating locations, and/or owns the real estate and primary fixed assets used in the cannabis businesses.

In certain states, cannabis licenses are typically divided into three categories: dispensary, cultivation, and processing. Dispensary licenses comprise the retail operations and allow a company to dispense cannabis to patients. Cultivation licenses allow a company to grow cannabis plants. Processing licenses allow for the processing of cannabis into other products (e.g., edibles, oil, etc.). Cultivation and processing licenses comprise the wholesale operations.

In other states, cannabis licenses are defined as vertically integrated, which allows the license holder the right to engage in dispensary, cultivation and processing activities.

The Company’s corporate headquarters is located at 1155 W. Rio Salado Parkway, Suite 201, Tempe, AZ, 85281. The Company has one class of stock that is traded on the Canadian Stock Exchange (“CSE”) and on the OTCQX International tier of the OTC Markets in the U.S. (the “OTCQX”) under the symbol HARV and HRVSF, respectively. The stock price between the CSE and the OTCQX are identical after the U.S./Canadian currency exchange conversion.

2.	SIGNIFICANT ACCOUNTING POLICIES
(a)	Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as of December 31, 2020 and 2019.

Certain prior year amounts have been reclassified, including assets held for sale and the results of discontinued operations, to conform to the current year presentation. Unless otherwise indicated, amounts provided in the Notes herein pertain to continuing operations. See Note 5 for additional information.

(b)	Basis of Measurement

These consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

(c)	Functional Currency

These consolidated financial statements are presented in United States dollars, which is also the functional currency of the Company and its affiliates.

(d)	Basis of Consolidation

These consolidated financial statements as of and for the years ended December 31, 2020 and 2019 include the accounts of the Company, all wholly-owned and majority-owned subsidiaries in which the Company has a controlling voting interest and, when applicable, variable interest entities in which the Company has a controlling financial interest or is the primary beneficiary. Investments in affiliates where the Company does not exert a controlling financial interest are not consolidated.

Subsidiaries over which the Company has a controlling financial interest are fully consolidated from the date control commences until the date control ceases. All of the consolidated entities were under common control during the entirety of the periods for which their respective results of operations were included in the consolidated statements (i.e., from the date of their acquisition). All intercompany accounts and transactions have been eliminated on consolidation.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

(e)	Discontinued Operations

The Company followed ASC 360, Property, Plant, an Equipment, and ASC 205-20, Discontinued Operations, to report assets held for sale and discontinued operations.

The Company classifies assets and liabilities of a business or asset group as held for sale, and the results of its operations as income (loss) from discontinued operations, net, for all periods presented, when (i) we commit to a plan to divest a business or asset group, actively begin marketing it for sale, and when it is deemed probable of occurrence within the next twelve months, and (ii) when the business or asset group reflects a strategic shift that has, or will have, a major effect on the Company’s operations and its financial results. In measuring the assets and liabilities held for sale, the Company evaluates which businesses or asset groups are being marketed for sale.

See Note 5 for additional information.

(f)	Revenue Recognition

The Company accounts for customer contracts in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), which includes the following five-step model:

•	Identification of the contract, or contracts, with a customer.
•	Identification of the performance obligations in the contract.
•	Determination of the transaction price.
•	Allocation of the transaction price to the performance obligations in the contract.
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Through application of the standard, the Company recognizes revenue to depict the transfer of promised goods or services to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

Revenues consist primarily of wholesale and retail sales of cannabis, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the years ended December 31, 2020 and 2019, respectively.

The Company has agreements in place whereby third-parties provide services or licenses the right to operate certain aspects of cannabis facilities owned by the Company. Under the terms of these agreements, the service provider operates various aspects of the business including procurement, production, regulatory compliance, marketing and sales, subject to oversight by the Company. The Company pays the service provider a fee for its services or in the case of licenses, the licensor pays the Company a license fee. The Company recorded $23.6 million and $19.4 million for the years ended December 31, 2020 and 2019, respectively, on a gross basis . The determination that the Company was the principal under these agreements was made in accordance with ASC 606-10-55-36 through 55-40 and consists of the following analysis. The Company analyzed the agreements first to determine what the specified good or service is that is being provided. Secondly, whether the Company is in control of the goods prior to the goods being transferred to the customer. The specified goods consist of various cannabis products sold at either in a retail location or wholesale. In order to determine whether the Company had control of the specified goods prior to transfer to the customer, the terms of the agreements to provide the goods to the customers were evaluated. Pursuant to the terms of the agreements, the Company is at all times the owner of the products which is the marijuana and marijuana concentrates. Further, the service provider would not be able to sell the products to the customer without the use the of the Company’s license which permits it to sell marijuana under state law.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

The following represents disaggregated revenue information:

	Retail	Wholesale	Licensing and other	Consolidated
Revenue for the Year Ended December 31, 2020	$171,147	$32,696	$27,617	$231,460
Revenue for the Year Ended December 31, 2019	$67,131	$27,494	$22,155	$116,780

(g)	Use of Estimates

The preparation of these consolidated financial statements and accompanying notes in conformity with GAAP requires management to make judgments, assumptions, and estimates that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results and outcomes may significantly differ from those estimates. The estimates and judgments, including underlying assumptions, are reviewed on an ongoing basis and are based on historical experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.

Significant judgments, estimates and assumptions that have the most significant effect on the amounts recognized in the consolidated financial statements include:

•	estimated useful lives, depreciation of property plant and equipment, and amortization of intangible assets
•	amounts recorded in business combinations
•	valuation and obsolescence relating to inventories
•	valuation of investments in private holdings
•	impairment of indefinite-lived intangible assets, long-lived assets and goodwill
•	allowance for credit losses
•	valuation of share-based payments and derivatives
•	valuation of financial instruments
•	lease assumptions
•	measurement and valuation allowances against deferred tax assets, and evaluation of uncertain tax positions
(h)	Non-Controlling Interests

Non-controlling interests (“NCI”) represent equity interests owned by outside parties. NCI may be initially measured at fair value or at the NCI’s proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The choice of measurement is made on a transaction by transaction basis. The Company elected to measure each NCI at its proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The share of net assets attributable to NCI are presented as a component of equity. Their share of net income or loss is recognized directly in equity. Total income or loss of subsidiaries is attributed to the shareholders of the Company and to the NCI, even if this results in the NCI having a deficit balance.

(i)	Cash and Cash Equivalents

Cash and cash equivalents include cash deposits in financial institutions, other deposits that are readily convertible into cash, with original maturities of three months or less, and cash held at retail locations. Cash balances with institutions may at times be in excess of Federal Deposit Insurance Corporation ("FDIC") limits.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

(j)	Restricted Cash

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. At December 31, 2020 and 2019 restricted cash was $4.5 million and $8.0 million, respectively, which is for cash consideration set aside as a reserve in relation to the San Felasco Nurseries, Inc. acquisition.

(k)	Inventory

Inventory consists of raw materials, supplies and consumables used in the inventory process, merchandise for sale, finished goods and work-in-process such as pre-harvested cannabis plants, by-products to be extracted, oils and edible products. Inventory is valued at the lower of cost and net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. Cost is determined using the weighted average cost method.

Costs incurred during the growing and production process are capitalized as incurred to the extent that cost is less than net realizable value. These costs include materials, direct and indirect labor, and overhead used in the growing and production processes. Inventories of purchased finished goods and packing materials are initially valued at cost and subsequently at the lower of cost and net realizable value. Products for resale and supplies and consumables are valued at lower of cost or net realizable value.

The Company reviews inventory for obsolete, redundant and slow-moving goods and any such inventories are written down to net realizable value. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method.

(l)	Property, Plant and Equipment

Property, plant and equipment are recorded at cost net of accumulated depreciation and impairment losses, if any. Expenditures to construct assets or that materially increase the life of the assets are capitalized. Costs to construct assets are included in capitalized borrowing costs during the construction and development period. Ordinary repairs and maintenance are expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms and methods:

Category	Range (in years)
Computer equipment	3 - 5 years
Leasehold improvements	Shorter of asset's estimated useful life and the remaining life of the lease
Production equipment	7 years
Buildings and improvements	7 - 39 years
Furniture and fixtures	5 - 7 years
Vehicles	5 years

The assets’ residual values, useful lives and methods of depreciation are reviewed annually and adjusted prospectively, if appropriate. An item of equipment is derecognized upon disposal or when no future economic benefits are expected from its use. Any gain or loss arising on de-recognition of the asset (calculated as the difference between the net disposal proceeds and the carrying value of the asset) is included in gain or loss on sale of assets in the Consolidated Statements of Operations in the year the asset is derecognized.

(m)	Equity Investments

Investments in equity of entities over which the Company does not have a controlling financial interest or significant influence are accounted for at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments are less than the carrying values. Subsequent changes in fair value are recognized in the Consolidated Statement of Operations.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

Investments in entities over which the Company does not have a controlling financial interest but has significant influence, are accounted for using the equity method, with the Company’s share of earnings or losses reported in earnings or losses from equity method investments in the Consolidated Statement of Operations. Significant influence is assumed when the Company has 20%-50% ownership interest unless qualitative factors overcome this assumption. Equity method investments are recorded at cost, plus the Company’s share of undistributed earnings or losses, and impairment, if any, within other assets on the Consolidated Balance Sheet.

(n)	Business Combinations

The Company accounts for business combinations using the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”), which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition. Any excess of the purchase consideration over the net fair value of tangible and identified intangible assets acquired less liabilities assumed is recorded as goodwill. If the fair value of identifiable net assets acquired exceeds the purchase consideration and any previously held equity interest, the difference is recognized in the Consolidated Statements of Operations immediately. The costs of business acquisitions, including fees for accounting, legal, professional consulting and valuation specialists, are expensed as incurred. Purchase price allocations may be preliminary and, during the measurement period, not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.

In determining the fair value of all identifiable assets, liabilities and contingent liabilities acquired, the most significant estimates relate to contingent consideration and intangible assets. Management exercises judgement in estimating the probability and timing of when earn-outs are expected to be achieved which is used as the basis for estimating fair value. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. The evaluations are linked closely to the assumptions made by management regarding the future performance of these assets and any changes in the discount rate applied. See Note 11 for additional information.

(o)	Goodwill

Goodwill represents the excess of the purchase price paid over the estimated fair value of the net assets acquired in a business combination. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit, where applicable.

Goodwill is not subject to amortization, but is tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than the carrying amount. If the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test. The quantitative impairment test involves comparing the fair values of the reporting unit with its carrying value. Management estimates the fair value of its reporting unit using a combination of the income and market approaches. If the carrying amount of the reporting unit exceeds the reporting unit's fair value, any amount by which the carrying value of the reporting unit exceeds the fair value is recognized as an impairment loss.

See Notes 11 and 12 for additional information.

(p)	Intangible assets other than goodwill

Intangible assets are recorded at cost, less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization is recorded on a straight-line basis over their estimated useful lives, which do not exceed the contractual period, if any. Intangible assets that have indefinite useful lives, which include licenses and permits and tradenames, are not subject to amortization, but are tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

indefinite-lived intangible asset is less than its carrying value, a quantitative impairment test to compare the fair value to the carrying value is performed. An impairment charge is recorded if the carrying value exceeds the fair value.

Useful lives are based on the Company’s estimate at the date of acquisition and are as follows for each class of intangible asset:

Category	Range (in years)
License and permits	Indefinite life intangible asset
Tradenames	Indefinite life intangible asset
Patient relationships	Straight-line over 2 years
Technology	Straight-line over 3 - 10 years
Software	Straight-line over 5 years

The estimated useful lives, residual values and amortization methods are reviewed at the end of each reporting year, with the effect of any changes in estimate being accounted for on a prospective basis.

See Notes 11 and 12 for additional information.

(q)	Impairment of long-lived assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment, and definite lived intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value.

(r)	Leases

The Company determines whether an arrangement contains a lease at inception. When the Company determines the arrangement is, or contains, a lease, the lease is classified as either an operating lease or a finance lease . Operating leases are included in right-of-use (ROU) assets and operating lease liabilities on the Consolidated Balance Sheets. Finance leases are included in property and equipment, net and finance lease obligation are included in other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The Company primarily leases space for corporate offices, retail, cultivation and manufacturing under non-cancellable operating leases.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. For finance leases, the Company records interest expense on the lease liability in addition to amortizing the right-of-use asset (generally straight-line) over the shorter of the lease term or the useful life of the right-of-use asset.

The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in our leases is not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments. Our lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Right-of-use assets also include any prepaid lease payments and lease incentives.

See Note 10 for additional information.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

(s)	Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers all related factors of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

See Note 19 for additional information.

(t)	Contingencies

Contingent liabilities may result from a variety of legal matters as well as from contingent consideration included in business combinations. Contingent liabilities are recorded for asserted and unasserted claims when it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are disclosed when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Contingent consideration in a business combination is remeasured at fair value each reporting period until the contingency is resolved and any change in fair value, from either the passage of time or events occurring after the acquisition date, is included in earnings. Additionally, estimating the loss, or range of loss, associated with a contingency requires analysis of multiple factors, and changes in law or other developments may ultimately cause our judgments to change. Therefore, actual losses in any future period are inherently uncertain and may be materially different from our estimate.

(u)	Share-Based Payments

The Company operates equity settled stock-based remuneration plans for its eligible directors, officers, employees and consultants. All goods and services received in exchange for the grant of any stock-based payments are measured at their fair value unless the fair value cannot be estimated reliably. If the Company cannot estimate reliably the fair value of the goods and services received, the Company shall measure their value indirectly by reference to the fair value of the equity instruments granted. For transactions with employees and others providing similar services, the Company measures the fair value of the services by reference to the fair value of the equity instruments granted.

Equity classified share-based payments, including grants of employee stock options, are recognized in the financial statements based upon a grant-date fair value of an award. The fair value of stock options is estimated using the Black-Scholes option-valuation model. The Company recognizes the grant-date fair value in compensation expense on a straight-line basis over the requisite service period of awards that are ultimately expected to vest. Accordingly, stock-based compensation expense is reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as historical trends of actual option forfeitures. Non-market vesting conditions are included in the assumptions about the number of options that are expected to become exercisable. Estimates are subsequently revised if there is any indication that the number of share options expected to vest differs from the previous estimate. Any cumulative adjustment prior to vesting is recognized in the current period. No adjustment is made to any expense recognized in prior period if share options ultimately exercised are different to that estimated on vesting.

The fair value of restricted stock units is based on the closing price of Company's stock as of the grant date. Compensation expense is recorded on a straight-line basis, by amortizing the grant-date fair value over the requisite service period of the entire award.

Liability classified equity awards, such as those settled in cash or a variable number of shares, are recognized as a liability in the financial statements and remeasured at each reporting period with changes in fair value included in earnings. The fair value of liability classified awards are estimated using the Black-Scholes option-valuation model each period.

(v)	Convertible Note Payable

At December 31, 2020 and 2019, the Company has a convertible promissory note with detachable warrants. Management evaluated the convertible note to determine whether the conversion feature required bifurcation from the

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

host instrument, which management concluded it did not, and whether the conversion feature was a beneficial conversion feature, which similarly was concluded to not be beneficial. The debt is classified as conventional convertible debt. It is classified as a liability and is measured at amortized cost using the effective interest rate until it is extinguished upon conversion or maturity. The warrants were evaluated for equity or liability classification and determined to meet liability classification.

Transaction costs are included in the carrying value of the convertible debt liability and amortized over the estimated useful life of the debentures using the effective interest rate method.

(w)	Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which management cannot conclude that it is more likely than not that such deferred tax assets will be realized.

In determining the amount of the valuation allowance, estimated future taxable income, feasible tax planning strategies, future reversals of existing temporary differences and taxable income in prior carryback years, if a carryback is permitted, are considered. If the Company determines it is more likely than not that all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if the Company determines it is more likely than not to be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be recorded as a reduction to income tax expense.

The Company records interest and penalties associated with uncertain tax positions as a component of income before taxes. Penalties and associated interest costs, if any, are recognized in general and administrative expenses in our Consolidated Statements of Operations. During the years ended December 31, 2020 and 2019, respectively, the Company recognized an immaterial amount of interest and penalties. The Company files income tax returns in the United States, various state jurisdictions, and Canada with varying statutes of limitations. The federal statute of limitation remains open for the 2017 tax year to the present. The state income tax returns generally remain open for the 2017 tax year through the present.

See Note 15 for additional information.

(x)	Start-Up Costs

Costs related to the start-up of new retail locations are expensed as incurred.

3.	Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 “Intangibles— Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which simplifies the accounting for goodwill impairment. ASU 2017-04 requires entities to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 under the current impairment test). The standard eliminates Step 2 from the current goodwill impairment test, which included determining the implied fair value of goodwill and comparing it with the carrying amount of that goodwill. ASU 2017-04 must be applied prospectively. The Company adopted the provisions of ASU 2017-04 as of January 1, 2020. See Note 2 for additional information.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

We also adopted the following standards during the year ended December 31, 2020, which did not have a material impact on our financial statements or financial statement disclosures:

Date Issued	Standard	Effective Date
June 2016	ASU 2016-13, which, in addition to several clarifying ASUs, established the new ASC Topic 326, Financial Instruments — Credit Losses ("CECL").	January 1, 2020
August 2018	ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820)	January 1, 2020
August 2018

ASU 2018-15: Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

January 1, 2020

4.	Recently Issued Accounting Pronouncements

The following GAAP standards have been recently issued by the accounting standards board. The Company is assessing the impact of these new standards on future consolidated financial statements. Pronouncements that are not applicable or where it has been determined the pronouncements do not have a significant impact on the Company have been excluded herein.

Date Issued	Standard	Effective Date
August 2020

ASU No. 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and contracts in an Entity's Own Equity

January 2022
December 2019	ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes	January 2021

5.	Discontinued Operations

Following the completion of the merger with Interurban Capital Group, LLC (formerly Interurban Capital Group, Inc.) (“ICG”) discussed in Note 11, the Company sold ICG to a wholly owned subsidiary of Hightimes Holding Corp. (“Hightimes”) following the spinoff of certain assets. At the time of disposition, ICG’s primary assets consisted of rights to acquire eight “Have A Heart”-branded cannabis dispensaries in California (the “California HAH Dispensaries”). In addition, the Company agreed to sell Hightimes the equity of two additional entities controlled by Harvest that are seeking cannabis dispensary licenses in California (the “Harvest Dispensaries”). As a result, assets and liabilities allocable to these operations were classified as held for sale. In addition, revenue and expenses, gains and losses relating to the discontinuation of the California HAH Dispensaries operations were eliminated from profit or loss from the Company’s continuing operations for all periods presented.

The Company also entered into a plan to abandon certain product lines or lines of business to include CBD products or items of inventory, and the Company’s planned expansion in the state of Michigan. Any related assets and liabilities are classified as held for sale. In addition, the revenue, expenses, gains and losses related to the discontinuation of these activities were eliminated from profit or loss from the Company’s continuing operations for all periods presented.

Discontinued operations are presented separately from continuing operations in the Consolidated Statements of Operations and the Consolidated Statement of Cash Flows.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

The following table represents the financial results associated with discontinued operations as reflected in the Company’s Consolidated Statements of Operations:

For the Year Ended December 31, 2020
Revenue, net of discounts	$4,778
Cost of goods sold	(2,711)
Gross profit	2,067
Expenses
General and administrative	1,622
Sales and marketing	46
Depreciation and amortization	1,057
Total expenses	2,725
Operating income (loss)	(658)
Other (expense) income
Other (expense) income	(93)
Interest expense	(717)
Loss before taxes and non-controlling interest	(1,468)
Income taxes	(308)
Net loss from discontinued operations before non-controlling interest	(1,776)
Net loss from discontinued operations, net of tax	1,278
Net loss attributed to Harvest Health & Recreation Inc.	(498)

During the year ended December 31, 2019, cost of goods sold of approximately $0.6 million was included in discontinued operations.

The following table is a summary of the assets and liabilities of discontinued operations:

	December 31, 2020	December 31, 2019
ASSETS
Inventory, net	93	-
Other current assets	33	-
Property, plant and equipment, net	1,747	1,183
Right-of-use asset, net	3,593	334
Intangibles assets, net	894	905
Other assets	225	22
Assets from discontinued operations	6,585	2,444
LIABILITIES
Lease liability, net of current portion	718	—
Liabilities from discontinued operations	718	—

6.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable consisted of:

	December 31, 2020	December 31, 2019
Trade receivables	$4,430	$11,737
Other receivables	1,445	4,005
Total accounts receivable	$5,875	$15,742
Less: allowance for credit losses	(824)	(3,595)
Accounts receivable, net	$5,051	$12,147

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

As of December 31, 2019, the Company had amounts due from THChocolate LLC of $9.5 million, which represented 81% of total trade receivables. On October 30, 2020, all accounts receivable due from THChocolate, LLC were forgiven as part of the acquisition of THChocolate, LLC by Harvest and were included in the purchase consideration. See Note 11 for additional information.

The following is a roll-forward of the allowance for credit losses related to trade accounts receivable for the years ended:

	December 31, 2020	December 31, 2019
Beginning of period	$3,595	$3,274
Provision for expected credit losses(1)	171	2,522
Write-offs charged against allowance	(2,942)	(2,201)
End of period	$824	$3,595

(1)	The provision for expected credit losses is recorded in general and administrative expenses in the Consolidated Statement of Operations.
7.	INVENTORY

The Company’s inventory consisted of:

	December 31, 2020	December 31, 2019
Raw materials	$12,632	$11,219
Work in progress	5,634	4,887
Finished goods	19,718	12,999
Total inventory	$37,984	$29,105
Reserve	(1,122)	(1,118)
Total inventory, net	$36,862	$27,987

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

8.NOTES RECEIVABLE

Notes receivable consisted of:

	December 31, 2020	December 31, 2019
Secured promissory notes dated November 2020 in the principal amount of $12.0 million with a maturity date of November 9, 2025; monthly payments of $0.1 million, inclusive of principal and interest. Balloon payment of $8.4 million due at maturity. Interest rate of 7.5% per annum.	$12,000	$—
Secured promissory notes dated February 2020 in the principal amount of $13.5 million with maturity dates from August 2021 to February 2022; principal is due at maturity. Interest rates of 6 - 8% per annum, due at maturity.	13,471	—
Secured convertible promissory note, created from pending acquisition, dated December 31, 2019 in the principal amount of up to $30.0 million with maturity date of December 31, 2020; principal is due at maturity. Interest rate of 9.0% per annum, due at maturity.(2)	—	30,000
Secured promissory note, created from the Verano acquisition, dated September 4, 2019 in the principal amount of up to $16.0 with maturity date of September 4, 2020; principal is due at maturity. Interest rate of 5.0% per annum, due at maturity.(3)	—	8,000
Secured promissory notes, created from the CannaPharmacy acquisition, dated April and June of 2019 in the principal amount of $11.6 million with maturity dates in April and June of 2021; principal is due at maturity. Interest rate of 8% per annum, due quarterly.(4)	456	11,625
Secured promissory notes, created from a pending acquisition, dated October 2018 to August 2019 in the principal amount of $10.1 million with maturity date contingent upon closing of proposed transaction; principal is due at maturity. Interest rate of 12% per annum, due at maturity.(5)	—	10,100
Secured convertible promissory note, due from Falcon International Corp. ("Falcon") and subsidiaries, dated June 7, 2019 in the principal amount of up to $40.4 million with maturity date of June 6, 2022; principal is due at maturity. Interest rate of 4% per annum, due at maturity.(1)	25,525	25,390
Secured promissory note dated May 3, 2019 in the principal amount of $0.1 million with maturity date of May 3, 2020; principal is due at maturity. Interest rate of 4% per annum, due at maturity.(3)	—	75
Unsecured convertible promissory notes, due from Falcon and its subsidiaries, dated October 2018 through February 2019 in the principal amount of $24.5 million with maturity dates of August to November 2019; principal is due at maturity. Interest rate of 8% per annum, due at maturity.(1)	24,499	24,499
Secured revolving notes dated December 2018 through January 2019 in the principal amount of up to $30.0 million with maturity dates of December 2019 to February 2020; principal is due at maturity. Interest rates of 8.25 - 8.5% per annum with interest payments due monthly.(6)	3,581	3,581
Unsecured promissory note, created from a pending acquisition, dated November 14, 2018, in the principal amount of $1.8 million with maturity date of December 31, 2021; principal is due at maturity. Interest rate of 8% per annum with interest payments due quarterly, beginning March 31, 2019.(3)	—	1,776
Gross notes receivable	79,532	115,046
Less: provision for impairment of notes receivable	(29,713)	(29,267)
Total notes receivable, net of allowance	49,819	85,779
Less: current portion of notes receivable	(31,608)	(51,349)
Notes receivable, long-term portion	$18,211	$34,430

(1)

These notes were issued by Falcon in connection with the Falcon Merger Agreement described in Note 20 (the “Falcon Notes”). In connection with the Falcon Lawsuit, described in Note 20, the Company is seeking restitutionary damages from Falcon and its shareholders including repayment of the Falcon Notes. During the year ended December 31, 2019, the Company recorded a provision for impairment of $32.5 million, including interest of $1.2 million related to the Falcon Notes and other amounts for license purchases. Of the principal balance of the Falcon Notes, $28.9 million is impaired and is noted in the table above.

(2)	This note was settled in the acquisition of GreenMart. See Note 11 for additional information.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

(3)	This note was repaid during the year ended December 31, 2020.
(4)	$10.4 million of these notes were settled in the acquisition of Franklin Labs (see Note 11 for additional information) and a $0.8 million note was repaid during the year ended December 31, 2020.
(5)	These notes were settled as part of the Devine Lawsuit settlement. See Note 20 for additional information.
(6)

These notes are currently in default. The Company is negotiating a settlement agreement with the debtor and, at this time, expects to receive the full principal balance. The Company's provision for expected credit losses for the year ended December 31, 2020 includes $0.3 million related to these notes. See Note 21 for additional information.

The following is a roll-forward of the allowance for credit losses related to notes receivable for the years ended:

	December 31, 2020	December 31, 2019
Beginning of period	$29,267	$—
Provision for expected credit losses, net of recoveries(7)	446	29,267
Write-offs charged against allowance	—	—
End of period	$29,713	$29,267

(7)	The provision for expected credit losses of notes receivable is recorded in contract asset impairments in the Consolidated Statement of Operations.

Stated maturities of the notes receivable are as follows:

Year Ending December 31,	Expected Principal Payments
2021	$61,158
2022	7,676
2023	802
2024	784
2025	9,112
2026 and Thereafter	—
$79,532

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

	December 31, 2020	December 31, 2019
Land	$19,108	$17,952
Buildings and improvements	127,423	66,203
Furniture, fixtures and equipment	26,488	16,477
Assets under construction	23,954	56,729
Total property, plant and equipment, gross	$196,973	$157,361
Less: accumulated depreciation	(20,146)	(7,520)
Property, plant and equipment, net	$176,827	$149,841

Assets under construction represent construction in progress related to both cultivation and dispensary facilities not yet completed or otherwise not placed in service.

The Company recorded depreciation expense of $9.2 million for the year ended December 31, 2020 ($3.3 million included in cost of goods sold and $5.9 million included in depreciation and amortization, in the Consolidated Statements of Operations) and $5.4 million for the year ended December 31, 2019 ($2.4 million included in cost of

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

goods sold and $3.0 million included in depreciation and amortization, in the Consolidated Statements of Operations). Depreciation periods are based on management’s estimates at the date of acquisition.

Right-of-use assets for finance leases are included within building and improvement and accumulated depreciation. See Note 10 for additional information.

The Company recorded impairments of $0.7 million and $7.8 million in the year ended December 31, 2020 and December 31, 2019, respectively. The $0.7 million fixed asset impairment was for tenant improvements, furniture and fixtures the Company planned to use while performing services under the service agreements with the licensees of the Washington locations obtained in the ICG Merger. The service agreements were terminated on November 9, 2020 as part of a legal settlement between the Company and the owners of the Washington locations. The Company does not currently have an alternate use for the fixed assets and the impairment was based on the full net book value of the fixed assets. The $7.8 million was comprised of a $5.0 impairment for land, building and improvements the Company planned to use for the cultivation and production of cannabis in Pennsylvania that was abandoned following the Pennsylvania Department of Health’s denial of the renewal of a grower/processor permit required to operate that facility. The impairment was based on a probability weighted estimate of the cash recoveries. The remaining impairments of $2.8 million were for machinery and equipment that were purchased in anticipation of rapid growth, which no longer have a use and were impaired based on a probability weighted cash recovery estimate.

10.	LEASES

The Company primarily leases space for corporate offices, retail, cultivation and manufacturing under non-cancellable operating leases with initial terms typically ranging from 1 to 20 years. The Company had two finance leases at December 31, 2020.

The following table presents assets and liabilities within the Consolidated Balance Sheet:

Lease and Classification	December 31, 2020	December 31, 2019
Operating Leases:
Right-of-use asset, net	$66,464	$58,766
Lease liability, current portion	$3,041	$2,672
Lease liability, net of current portion	$64,232	$54,264

Finance Leases:
Property, plant and equipment, net(1)	$5,523	$423
Other current liabilities	$5,504	$160
Other long-term liabilities	$-	$179

(1)	Finance lease assets are recorded net of accumulated amortization of $0.1 million and <$0.1 million for the year ended December 31, 2020 and December 31, 2019, respectively.

The following amounts were recognized within the Consolidated Statements of Loss:

	Year Ended December 31,
	2020	2019
Operating lease expense	$11,476	$7,820
Interest on lease liabilities	$448	$65
Expenses related to short-term leases	$1,623	$594
Expenses related to variable payments	$1,001	$579
Sublease income	$1,563	$48

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

Other information:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,929	$5,100
Operating cash flows from finance lease	$448	$65
Financing cash flows from finance leases	$31	$1,842

The Company’s lease terms and discount rates were as follows:

Weighted average remaining term (in years):	December 31, 2020	December 31, 2019
Operating	11.1	10.4
Finance	0.1	6.9

Weighted average discount rate:
Operating	11.49%	10.00%
Finance	12.90%	10.00%

Maturity of lease liabilities were as follows:

	Operating	Finance
2021	$11,841	$5,512
2022	11,283	—
2023	10,919	—
2024	10,674	—
2025	10,421	—
Thereafter	73,724	—
	128,862	5,512
Impact of discount	(61,589)	(8)
Lease liability at December 31, 2020	67,273	5,504
Less: lease liability, current portion	(3,041)	(5,504)
Lease liability, net of current portion	$64,232	$-

11.	ACQUISITIONS/DIVESTITURES

The Company has determined that the acquisitions discussed below are business combinations under ASC 805. They are accounted for by applying the acquisition method, whereby the assets acquired and the liabilities assumed are recorded at their fair values with any excess of the aggregate consideration over the fair values of the identifiable net

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

assets allocated to goodwill. Operating results have been included in these consolidated financial statements from the date of the acquisition. Any goodwill recognized is attributed based on reporting units.

The following is a preliminary summary of the purchase consideration transferred and allocation of the consideration to the estimated fair value of each acquired acquirees’ assets acquired and liabilities assumed for the Company’s business combinations that occurred during the year ended December 31, 2020:

	Year Ended
	December 31, 2020
Purchase price allocation	THChocolate	GreenMart	ICG	AZNS	Franklin Labs	Total	Adjustments
Identifiable assets acquired:
Cash	$1	$121	$1,057	$—	$92	$1,271	$146
Restricted cash	—	—	1,050	—	—	1,050	—
Accounts receivable	1,278	82	187	—	11	1,558	(2,235)
Inventory	1,378	797	513	3,922	786	7,396	398
Other current assets	115	99	382	—	—	596	—
Property, plant and equipment	754	370	10,878	8,064	6,874	26,940	(93)
Right-of-use assets for operating leases	—	12,051	27,728	950	—	40,729	6,467
Derivative and other assets	30	38	6,430	74	5,717	12,289	5,178
Intangibles assets
Licenses and permits	9,047	30,261	—	33,761	28,989	102,058	—
Other	—	—	11,500	—	—	11,500	—
Goodwill	2,524	13,172	15,458	4,737	10,862	46,753	1,715
Assets held for sale	—	—	8,500	—	—	8,500	—
Liabilities assumed:
Other current liabilities	—	(271)	(2,813)	—	(6,531)	(9,615)	(5,952)
Operating lease liabilities	—	(12,051)	(27,728)	(950)	—	(40,729)	(6,699)
Notes Payable	—	—	(18,500)	(3,897)	—	(22,397)	634
Deferred tax liability	(2,319)	(7,997)	(5,300)	(6,618)	(8,584)	(30,818)	846
Net assets acquired	$12,808	$36,672	$29,342	$40,043	$38,216	$157,081	$405

Cash	$—	$—	$—	$2,950	$15,400	$18,350	$—
Fair value of MVS issued	—	—	29,342	30,443	—	59,785	—
Settlement of indebtedness, receivables and deposits	12,808	31,672	—	—	12,816	57,296	405
Issuance of notes payable	—	—	—	6,650	10,000	16,650	—
Contingent consideration arrangement	—	5,000	—	—	—	5,000	—
Total consideration transferred	$12,808	$36,672	$29,342	$40,043	$38,216	$157,081	$405

Consideration paid in cash	$—	$—	$—	$2,950	$15,400	$18,350
Less: Cash acquired	(1)	(121)	(2,107)	—	(92)	(2,321)
Net cash outflow	$(1)	$(121)	$(2,107)	$2,950	$15,308	$16,029

The goodwill recognized for each acquisition listed above consists largely of the synergies and economies of scale expected from combining the operations of the businesses. These synergies include the access into a new market and the use of the Company’s existing commercial infrastructure to expand sales. None of the goodwill is expected to be deductible for tax purposes.

Measurement period adjustments

Where provisional values are used in accounting for a business combination, they may be adjusted in subsequent periods, not to exceed twelve months. The primary areas of the purchase price allocations that are subject to change relate to the fair values of certain tangible assets, the valuation of intangible assets acquired and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at each acquisition date during the measurement periods.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

Acquisition of THChocolate, LLC

On October 30, 2020, the Company completed the purchase of substantially all of the assets of THChocolate, LLC (“THChocolate”), a cannabis manufacturer, including the transfer of its cannabis manufacturing licenses in Colorado. The settlement of indebtedness purchase consideration was non-cash forgiveness of outstanding trade receivables of $10.8 million and a $1.9 million license receivable owed to Harvest. The cannabis manufacturing license is the only identifiable intangible asset acquired, valued at $9.0 million. The cannabis license has an indefinite useful life.

The results of THChocolate have been included in the consolidated financial statements since the date of the acquisition. The revenue and net loss of THChocolate included in the Consolidated Statements of Operations from the acquisition date through December 31, 2020 were $2.0 million and <$0.1 million, respectively.

Acquisition of GreenMart of Nevada

On December 31, 2019, the Company, through a wholly owned indirect subsidiary, entered into a definitive agreement to acquire GreenMart of Nevada, LLC (“GreenMart”), a wholly owned, indirect subsidiary of MJardin Group, Inc. (“MJardin”), to acquire 100% of the membership interests of GreenMart. GreenMart owns a State of Nevada Medical Marijuana Cultivation Establishment Certificate and a State of Nevada Marijuana Cultivation Facility License and a lease for a 32,000 sq. ft. production and cultivation facility located in Cheyenne, Nevada, a Las Vegas suburb. In addition, the Company entered into a management services agreement (an “MSA”) with GreenMart effective August 14, 2020 whereby the Company agreed to manage all aspects of GreenMart’s business including the ramp up of cannabis cultivation and production. Pursuant to the MSA, the Company are entitled to all revenues of GreenMart’s operations and will fund operational expense during the period of time we manage the facility. The MSA terminates upon the closing of the purchase of GreenMart. The purchase price for the transaction is $35.0 million and is being financed by one of our existing lenders. The amount of $30.0 million was funded on December 31, 2019 and was included as a note receivable in the Company’s consolidated balance sheet and the balance of $5.0 million was recorded as contingent consideration as it was due upon the closing of the acquisition which will occur upon license transfer. Upon the signing of the MSA on August 14, 2020, the note receivable plus interest the Company had recorded with MJardin was reclassified as consideration for obtaining effective control. The cannabis cultivation license is the only identifiable intangible asset being acquired, valued at $30.3 million. The cannabis license has an indefinite useful life. The completion of the acquisition is subject to, among other things, the receipt of regulatory approvals and the satisfaction or waiver of closing conditions customary for a transaction of this nature.

The results of GreenMart have been included in the consolidated financial statements since the date of the acquisition. The revenue and net loss of GreenMart included in the Consolidated Statements of Operations from the acquisition date through December 31, 2020 were $1.6 million and $0.8 million, respectively.

Acquisition of Franklin Labs, LLC, a subsidiary of CannaPharmacy

On March 26, 2020, the Company acquired from CannaPharmacy, Inc., a Delaware corporation (“CannaPharmacy”), 100% of the issued and outstanding membership interests of Franklin Labs, LLC, a Pennsylvania limited liability company (“Franklin Labs”) for $15.4 million in cash, a $10.0 million promissory note, $10.8 million note receivable forgiveness and a $1.6 million deposit. Franklin Labs holds one grower/processor cannabis permit in Pennsylvania and operates a 46,800 sq. ft. cultivation and processing facility in Reading, Pennsylvania. The cannabis grower/processor license is the only identifiable intangible asset being acquired, valued at $29.0 million. The cannabis license has an indefinite useful life.

The results of Franklin Labs have been included in the consolidated financial statements since the date of the acquisition. The revenue and net loss of Franklin Labs included in the Consolidated Statements of Operations from the acquisition date through December 31, 2020 were $4.0 million and $4.2 million, respectively.

Merger with Interurban Capital Group, Inc.

The Company, through its wholly owned subsidiary, completed a merger with Interurban Capital Group, Inc. (“ICG”) on March 13, 2020 pursuant to an Agreement and Plan of Merger and Reorganization (“the ICG Merger”) to acquire 100% of the equity interest of ICG. ICG is a Seattle-based multistate retail cannabis company. The merger consideration transferred was 318,652 Multiple Voting Shares (the “Merger Shares”) plus the assumption of debt in the principal amount of $19.1 million convertible into 205,594 Multiple Voting Shares. The fair value of the Merger Shares at the time of closing was $29.3 million based on 100 times the Subordinate Voting Share price per share

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

converted to USD on the closing date ($0.92). The Merger Shares are subject to lock-up agreements pursuant to which the holders of such shares have agreed, subject to customary carve-outs and exceptions, not to sell any Merger Shares (or announce any intention to do so), or any securities issuable in exchange therefore, for a period of up to 30 months after the March 13, 2020 closing date of the ICG Merger. 10% of the Merger Shares issued at the time of the ICG Merger are free from the lockup at the time of closing with 10% free from the lockup six months after the closing and then an additional 10% each three months thereafter until the remaining balance of the Merger Shares are free from restriction.

The Company has agreed to issue a number of Multiple Voting Shares for an aggregate price of $9.3 million (the “WA Interests Consideration”) upon exercise of an option to acquire certain ownership interests in five entities that hold licenses to operate recreational cannabis dispensaries in the state of Washington or alternatively an aggregate price of $12.4 million (the “WA Assets Consideration”) to acquire substantially all of the assets of these five entities (the “Options”). Exercise of the Options by the Company is subject to fulfilment of certain conditions. The Multiple Voting Shares will be determined by (a) converting the WA Interests Consideration or the WA Assets Consideration to C$ based on the exchange rate of US$:C$ reported by the Bank of Canada on the day prior to the closing of the acquisition of the WA Interests or the WA Assets as the case may be; and (b) dividing such amount by 100 times the volume weighted average sales price for each share of Subordinate Voting Shares of the Company on the Canadian Securities Exchange (the “CSE”) during the last 15 completed trading days prior to the closing of the acquisition of the WA Interests or the WA Assets. In addition, the Company agreed to issue 1,274,608 Subordinate Voting Shares to a business consultant for a consulting fee at the time of the merger closing. The Company accrued $1.2 million for the fee based on the Subordinate Voting Share price per share converted to USD on the closing date ($0.92). An identifiable intangible asset was identified in relation to management service agreements included in the acquisition which provided the Company the rights to collect certain fees, valued at $11.5 million. Based on the terms of the agreements, the intangible asset has an indefinite useful life. The intangible asset was divested as part of the Washington Litigation whereby the related management service agreements were cancelled as part of the settlement agreement (see Note 20 for additional information).

The results of ICG have been included in the consolidated financial statements since the date of the acquisition. As discussed below, after the spinoff of certain assets, ICG was sold to Hightimes. The revenue and net income of ICG included in continuing operations in the Consolidated Statements of Operations from the acquisition date through December 31, 2020 were $0.3 million and $3.3 million, respectively. Net income of $2.1 million was primarily driven by a $1.8 million gain recognized from settling the Washington Litigation (see Note 20 for additional information). Net loss from ICG included in net loss from discontinued operations, net of tax, in the Consolidated Statements of Operations from the acquisition date through the divestiture date was $1.2 million.

Acquisition of Arizona Natural Selections

On February 18, 2020, the Company completed the acquisition of 100% of the membership interests of Arizona Natural Selections (“AZNS”), including four vertical medical licenses in Arizona. The acquisition was completed by issuing 122,672 Class B shares of a wholly owned acquisition subsidiary of the Company, which are convertible on a one-to-one basis to Multiple Voting Shares with an aggregate fair value on the date of purchase of $30.4 million based on the on 100 times the Subordinate Voting Share price per share converted to USD on closing date ($2.48), and the issuance of a $6.7 million promissory note with interest at 4% issued to the former owners with a term of three years and payable in three equal installments of principal on each anniversary of the closing with accrued interest payable on the third anniversary of the closing along with the final installment of principal. The principal amount under the note will be available as a reserve to the Company for indemnification purposes. The Class B shares will automatically convert to Multiple Voting Shares on the earlier of the exchange of at least 50% of the Sellers’ Class B Shares into Multiple Voting Shares or on February 18, 2022. The Company assumed $3.9 million in debt at closing and paid off another $3.0 million at closing. The four licenses acquired through the agreement include retail locations: Green Desert Patient Center of Peoria, Inc., Green Sky Patient Center of Scottsdale North, Inc., The Giving Tree Wellness Center of Mesa, Inc. (each of which currently conducts business under the retail brand name Arizona Natural Selections) and a fourth location in Phoenix was opened in September 2020. The acquisition provided Harvest with two operational cultivation facilities: a 55,000 sq. ft. indoor cultivation and production facility in Phoenix and a 322-acre site of which 25 acres are zoned for cannabis with 70,000 square feet of greenhouse in Willcox. The four vertical medical cannabis licenses are the identifiable intangible assets acquired and valued at $33.8 million. The cannabis licenses have an indefinite useful life.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

The results of Arizona Natural Selections have been included in the consolidated financial statements since the date of the acquisition. The revenue and net loss of Arizona Natural Selections included in the Consolidated Statements of Operations from the acquisition date through December 31, 2020 were $40.2 million and $0.7 million, respectively.

The Company calculated, on a pro forma basis, the combined results of the acquired businesses as if each acquisition had occurred as of January 1, 2019. These unaudited pro forma results are not necessarily indicative of either the actual consolidated results had the acquisition occurred as of January 1, 2019 or of the future consolidated operating results. For each acquisition, unaudited revenue and net loss is as follows:

(in millions)	For the Year Ended December 31,
	2020	2019
THChocolate, LLC
Total revenues	$14.4	$12.3
Net loss	$(0.9)	$(4.5)
GreenMart
Total revenues	$2.7	$0.9
Net loss	$(1.8)	$(1.9)
Franklin Labs
Total revenues	$4.4	$—
Net loss	$(5.0)	$(1.4)
ICG
Total revenues	$1.2	$4.0
Net loss	$(2.5)	$(19.1)
AZNS
Total revenues	$42.1	$28.0
Net (loss) income	$(1.8)	$0.8

The following unaudited pro forma revenue and net loss presents information of the combined entity as if the each of the business acquisitions by the Company listed above had occurred on January 1, 2019:

(in millions)	For the Year Ended December 31,
	2020	2019
Combined entity
Total revenues	$248.2	$162.0
Net loss attributed to Harvest Health & Recreation Inc.	$(68.0)	$(192.8)

Other acquisitions

During the year ended December 31, 2019, the Company completed acquisitions of 100% of the equity interests of several entities. Each entity holds one or multiple licenses for the cultivation, processing and/or sale of cannabis. The acquisitions are not considered significant individually or in aggregate and do not require separate reporting.

Aggregate consideration to acquire the entities was $56.5 million, consisting of cash of $31.7 million, equity of $18.5 million, $4.2 million in contingent consideration and $2.2 million of loans settled. These acquisitions qualified as business combinations under ASC 805, and the Company has recorded all assets acquired and liabilities assumed at their acquisition date fair values. The total assets acquired and liabilities assumed were $52.2 million and $11.5 million, respectively. The goodwill of $16.2 million arising from the acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the businesses.

The Company has finalized the purchase price allocations to the individual assets acquired and liabilities assumed using the acquisition method. $0.2 million of measurement period adjustments were recorded in 2020 for these acquisitions in relation to adjustments to various working capital assets and liabilities.

Sale to Hightimes

On June 22, 2020, the Company sold ICG to a wholly owned subsidiary of Hightimes following the spinoff of certain assets as provided for in the Second Restated Purchase Agreement by and among Hightimes, the Company, Steven

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

M. White, Harvest of California LLC, ICG and other parties dated June 10, 2020 (the “Hightimes Agreement”). At the time of disposition, ICG’s primary assets consisted of rights to acquire eight “Have A Heart”-branded cannabis dispensaries in California (the “California HAH Dispensaries”). In addition, the Company agreed to sell Hightimes the equity of two additional entities controlled by Harvest that are seeking cannabis dispensary licenses in California (the “Harvest Dispensaries”). The sales price for these assets was $67.5 million payable $1.5 million in cash and $66.0 million in the form of Series A Voting Convertible Preferred Stock, par value $0.0001 (“Series A Preferred”) issued by Hightimes. $60.0 million of Series A Preferred Stock was issued on June 22, 2020 upon completion of the sale of ICG and the remaining $6.0 million of Hightimes Series A Preferred Stock will be issued to Harvest upon transfer of the Harvest Dispensaries. On October 2, 2020, Harvest terminated its obligation to sell two California retail assets to Hightimes Holding Corp. As a result of this termination, the purchase price Hightimes agreed to pay Harvest for its acquisition of ICG was reduced by $6.0 million that had been payable to the Company by issuance of Hightimes’ Series A Preferred Stock. At the time of closing, Hightimes had no other series or class of preferred stock issued and outstanding. The Series A Preferred Stock has a stated or liquidation value of $100 per share. Commencing on the later to occur of (A) September 30, 2020, or (B) the Closing Date, the Series A Preferred Stock will pay a quarterly dividend at the rate of 16% per annum. The Dividend shall accrue and shall be added to the face amount of the Series A Preferred Stock issuable upon conversion of the Series A Preferred Stock. We may convert all or a portion of the Series A Preferred Stock into shares of Hightimes Class A voting Common Stock at a conversion price per share of $11, subject to adjustment to $1 per share, based on the 11-for-one forward stock split of the Hightimes Common Stock to be consummated upon completion of Hightimes’ Regulation A+ initial public offering; provided, that in no event shall the number of shares of Hightimes Common Stock issuable upon full conversion of the Series A Preferred Stock, exceed 19% of the issued and outstanding shares of Hightimes Common Stock, after giving effect to such optional conversion.

To the extent not previously converted into Conversion Shares, the then outstanding shares of Series A Preferred Stock shall be subject to automatic conversion into Hightimes Common Stock on the earlier to occur of (a) two (2) years from the Initial Closing Date, or (b) if the market capitalization of the Hightimes Common Stock, based on the volume weighted average closing prices for any ten (10) consecutive trading days, shall equal or exceed $300.0 million. In either event, the per share conversion price of the Series A Preferred Stock shall be the volume weighted average closing price for any ten (10) consecutive trading days immediately preceding the date of automatic conversion. Notwithstanding the foregoing, in no event shall the aggregate number of Conversion Shares exceed 19% of the issued and outstanding shares of Hightimes Common Stock, after giving effect to any prior optional conversion or a mandatory conversion.

The number of Series A Preferred Shares is subject to reduction in the event Hightimes does not obtain the required consent to transfer ownership of the California HAH Dispensaries or the Harvest Dispensaries within one year following the applicable closing and such failure is not a result of Hightimes failure to use its commercially reasonable efforts (which shall not include having to make any additional payments to any member or manager of any dispensary) to obtain such consent as provided for in the Hightimes Agreement. In addition, if the required consent is not obtained, the applicable entity shall be removed from the list of dispensaries to be acquired and there shall be no further liability or obligation on the part of any party with respect to the failure to deliver the required consents or approvals for such entity.

The Series A Preferred Stock and the Hightimes Common Stock issuable upon conversion of the preferred stock (the “Conversion Shares”) are subject to a lockup agreement which prohibits the Company or any purchaser of the shares from affecting any sale, assignment, pledge or transfer of the Series A Preferred Stock or Conversion Shares for a period of six months following the applicable closing date. Thereafter, the Company may effect public sales into the market of such Conversion Shares at the rate of 10% of such Conversion Shares every six months (commencing on the six month anniversary of the Closing Date) with the balance of such Conversion Shares to be subject to public sales into the market at the expiration of such five year lockup period.

The Company estimated the fair value of the shares of Series A Preferred Stock received to be $19.1 million as of June 30, 2020. For consideration received, the Company transferred its 100% ownership interest in ICG, whose primary assets consisted of several leases, leasehold improvements, other assets and rights to acquire eight California HAH Dispensaries and agreed to sell Hightimes the equity of two additional Harvest Dispensaries. Upon completion of the accounting for the ICG acquisition and final determination of the fair value of the assets sold to Hightimes, the Company recorded a loss of $13.3 million.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

The Company is not able to readily determine the fair value of the Series A Preferred Stock and applies the measurement alternative by performing a qualitative assessment on a quarterly basis for impairment. No impairments were identified during the year ended December 31, 2020.

Divestments

Divestiture of Arkansas Assets

On November 13, 2020, the Company and other owners of Natural State Wellness Dispensary, LLC and Natural State Wellness Enterprises, LLC (collectively, “Natural State Wellness Entities”), which own and operate a medical marijuana dispensary and cultivation facility, sold 100% of their ownership interests in these entities to an unrelated third party. The purchase price paid by the buyer was $25.0 million in cash. Following repayment of approximately $1.9 million in loans owned by Harvest, the portion of net proceeds received by the Company for its ownership interests in the Natural State Wellness Entities totaled approximately $12.9 million. The carrying value of the assets derecognized along with the carrying value of the non-controlling interest resulted in a gain of $18.3 million. The Company retained ownership of the real estate where the dispensary and cultivation facilities are located and leased this property to the Natural State Wellness Entities.

Deconsolidation of Ohio Entities

In February 2020, the Company divested of non-operating retail and cultivation entities, primarily consisting of two entities that hold cannabis licenses and various real estate and equipment. In accordance with ASC 810-10-40, Derecognition, control ceased, and the Company deconsolidated it’s interest in the entities. A related party to the Company holds an interest of 49% which it recognized as an equity method investment due to the related parties significant influence. The carrying value of the assets was derecognized along with the corresponding recognition of the fair value of the equity method investment resulting in a gain of $3.2 million. In conjunction with the assets being deconsolidated, the Company issued a $12.0 million note receivable to the entities in exchange for the real property and other plant and equipment deconsolidated at the time. This resulted in an additional $8.7 million gain. The note receivable is recorded in the Notes receivable line of the consolidated balance sheet.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

12.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets, including goodwill, as of December 31, 2020 consisted of the following:

Gross carrying amount	Weighted average useful lives (years)	December 31, 2019	Additions	Acquisitions(1)	Dispositions/ Adjustments	December 31, 2020
Definite life intangible assets:
Patient relationships	2.0	$820	$—	$—	$—	$820
Technology	9.9	18,058	—	—	—	18,058
Software	5.0	183	83	—	(25)	241
Other	3.0	—	410	—	—	410
Indefinite life intangible assets:
Licenses and permits		138,792	18,714	102,058	(5,698)	253,866
Internally developed		1,827	—	—	(714)	1,113
Trade names		2,400	—	—	—	2,400
Other(2)		—	—	11,500	(11,500)	—
Total intangible assets		162,080	19,207	113,558	(17,937)	276,908
Goodwill		84,596	—	46,753	(15,308)	116,041
Total gross carrying amount		$246,676	$19,207	$160,311	$(33,245)	$392,949

Accumulated amortization		December 31, 2019	Amortization	Acquisitions	Dispositions/ Adjustments	December 31, 2020
Definite life intangible assets:
Patient relationships		$820	$—	$—	$—	$820
Technology		2,021	1,892	—	—	3,913
Software		30	47	—	(20)	57
Total accumulated amortization		2,871	1,939	-	(20)	4,790
Total intangible assets, net and goodwill		$243,805	$17,268	$160,311	$(33,225)	$388,159

Intangible assets, including goodwill, as of December 31, 2019 consisted of the following:

Gross carrying amount	December 31, 2018	Additions	Acquisitions(1)	Impairments	Dispositions/ Adjustments	December 31, 2019
Definite life intangible assets:
Patient relationships	$820	$2,112	$—	$(2,112)	$—	$820
Technology	17,700	358	—	—	—	18,058
Software	—	183	—	—	—	183
Indefinite life intangible assets:
Licenses and permits	90,016	14,546	41,528	(7,056)	(242)	138,792
Internally developed	2,657	—	—	—	(830)	1,827
Trade names	2,400	—	—	—	—	2,400
Total intangible assets	113,593	17,199	41,528	(9,168)	(1,072)	162,080
Goodwill	69,407	—	16,015	—	(826)	84,596
Total gross carrying amount	$183,000	$17,199	$57,543	$(9,168)	$(1,898)	$246,676

Accumulated amortization	December 31, 2018	Amortization	Acquisitions	Impairments	Dispositions/ Adjustments	December 31, 2019
Definite life intangible assets:
Patient relationships	$615	$413	$—	$(208)	$—	$820
Technology	148	1,873	—	—	—	2,021
Software	—	30	—	—	—	30
Total accumulated amortization	763	2,316	-	(208)	-	2,871
Total intangible assets, net and goodwill	$182,237	$14,883	$57,543	$(8,960)	$(1,898)	$243,805

(1)	See Note 11 for additional information.
(2)	Consists of agreements that allow the Company the rights to collect certain fees.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

Intangible assets with definite lives are amortized over their estimated useful lives. The Company recorded amortization expense of $1.9 million and $2.3 million included in depreciation and amortization, in the Consolidated Statements of Operations, for the year ended December 31, 2020 and December 31, 2019, respectively. Amortization periods for assets with definite lives are based on management’s estimates at the date of acquisition.

Based solely on the amortizable intangible assets recorded at December 31, 2020, estimated amortization expense for the remainder of fiscal years ending December 31, 2021 through 2025 and thereafter is as follows:

Estimated Amortization Expense
2021	2,064
2022	2,050
2023	1,950
2024	1,799
2025	1,787
Thereafter	5,089
Total amortization expense	$14,739

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives, impairment charges or other relevant factors or changes.

There were no impairments identified during annual goodwill impairment testing in 2020 or 2019.

No other intangible assets impairments were recorded during the year ended December 31, 2020. During the year ended December 31, 2019, the Company recognized intangible asset impairment losses of $9.0 million, consisting of a $1.9 million impairment of a definite life intangible asset and $7.1 million of impairments of indefinite life intangible assets. The $7.1 million impairment consisted of $4.7 million recorded for the denial of the grower/processor permit application for AGRiMED Industries of PA, LLC, and $2.4 million for the impairment of two licenses related to the definitive agreement to acquire Falcon. The acquisition agreement was terminated on January 6, 2020, and the licenses will no longer be used. The impairments were recorded in fixed and intangible asset impairments in the Consolidated Statement of Operations.

13.	OTHER CURRENT LIABILITIES

The Company’s other current liabilities consisted of:

	December 31, 2020	December 31, 2019
Accrued inventory purchases	$7,886	$3,133
Finance lease liabilities(1)	5,504	160
Accrued expenses	5,607	7,154
Accrued payroll and benefits	4,353	2,653
Accrued capital expenditures	3,133	7,100
Other	2,413	1,829
Total other current liabilities	$28,896	$22,029

(1)	See Note 10 for additional information.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

14.	NOTES PAYABLE

Notes payable consisted of:

	December 31, 2020	December 31, 2019
Secured promissory note dated March 2020, in the principal amount of $10.0 million with a maturity of March 2022. Monthly interest payments of 9% per annum. Principal balance due at maturity.(1)	10,000	—
Unsecured promissory note dated February 2020, in the principal amount of $6.7 million with a maturity of February 2023. Monthly interest payments at 4% per annum. Annual payments of $2.2 million, inclusive of interest at 4%, due beginning February 2021 with remaining principal due at maturity.	6,650	—
Secured promissory notes dated December 2019, in the principal amount of $93.4 million with a maturity of December 2022. Semi-annual interest payments at 15% per annum. Principal balance due at maturity.(2)	93,390	93,248
Secured promissory notes dated December 2019, in the principal amount of $42.4 million with a maturity of December 2022. Semi-annual interest payments at 9.25% per annum. Principal balance due at maturity.(3)	42,404	21,108
Secured convertible promissory note dated December 2019, in the principal amount of $10.0 million with a maturity of December 2021. Semi-annual interest payments at 9% per annum. Principal balance due at maturity.(4)	10,000	10,000
Secured promissory notes dated October 2019, in the principal amount of $6.5 million with a maturity of October 2021. Monthly interest payments at 8.95% per annum. Principal balance due at maturity.(5)	6,500	6,500
Secured promissory notes dated September and October 2019, in the principal amount of $2.6 million with maturities of October 2024. Monthly interest payments at 5.5% and 8.75% per annum. Principal balance due at maturity.(6)	2,505	2,604
Secured promissory note dated June 2019, in the principal amount of $4.0 million with a maturity of June 2024. Interest at LIBOR plus 2.5% per annum, payable monthly. Principal balance due based on 25-year amortization schedule with balloon payment at maturity.(7)	4,000	4,000
Unsecured convertible debentures dated May 2019, in the principal amount of $100.0 million with a maturity of May 2022. Semi-annual interest payments at 7% per annum. Principal balance due at maturity.(8)	100,000	100,000
Secured promissory note dated August 2018, in the principal amount of $2.0 million with a maturity of August 2023. Monthly payments of <$0.1 million, inclusive of interest at 2% per annum.	1,275	1,575
Secured promissory note dated July 2018, in the principal amount of $0.7 million with a maturity of September 2020. Monthly interest payments at 12% per annum, beginning October 1, 2018. Principal balance due at maturity.	—	730
Other unsecured promissory notes	4,039	2,154
Total notes payable	280,763	241,919
Less: unamortized debt discounts and issuance costs	(15,787)	(20,343)
Net amount	264,976	221,576
Less: current portion of notes payable	(20,910)	(8,395)
Notes payable, net of current portion	$244,066	$213,181

(1)	Carrying value includes debt discount of $0.7 million.
(2)	Carrying value includes debt issuance costs of $3.0 million.
(3)	Carrying value includes debt issuance costs of $1.5 million and warrants of $4.1 million.
(4)	Carrying value includes debt discount of $0.5 million.
(5)	Carrying value includes debt issuance costs of <$0.1 million.
(6)	Carrying value includes debt issuance costs of $0.1 million.
(7)	Carrying value includes debt issuance costs of $0.1 million.
(8)	Carrying value includes debt issuance costs of $2.1 million and warrants of $3.8 million.

In March 2020, the Company assumed outstanding convertible debt in the principal amount of $19.1 million in connection with the ICG Merger. The debt accrues interest at a rate of 12% per annum with a maturity date of February 19, 2021. The aggregate of the principal and accrued interest is convertible into 205,594 Multiple Voting Shares by the lender or the borrower any time up to 5:00 PM Eastern time on the day before the maturity date. The principal and accrued interest will be due in cash at the maturity date if not converted prior to maturity. The conversion occurred on December 30, 2020.

In addition, in March of 2020, the Company issued a promissory note in the principal amount of $10.0 million in connection with the Franklin Labs acquisition. The note is payable to CannaPharmacy Inc, and accrues interest at 9% per annum, payable in monthly interest only payments. The note matures on the second anniversary of the issuance, which will be March 26, 2022.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

On January 24, 2020, the Company closed a third tranche of its Debt Offering, resulting in the issuance of $0.1 million of 15% Coupon Notes and $11.2 million of 9.25% Units. On February 13, 2020, the Company closed a fourth tranche of its Debt Offering, resulting in the issuance of $10.0 million of 9.25% Units.

On January 31, 2020, the Company closed on a $20.0 million term loan secured by real property owned by certain of the Company’s wholly owned indirect subsidiaries. The term loan beared interest at a fixed rate of 16% per annum. Accrued and unpaid interest was payable monthly, with monthly principal amortization payments in the amount of $0.2 million payable commencing on October 1, 2020. The term loan had an initial term of 18 months, which was able to be extended by the Company for two additional six-month increments upon the satisfaction of certain terms and conditions. On November 13, 2020, $1.9 million was repaid as part of divestiture of the Arkansas assets. Then on December 28, 2020, the remaining balance of $17.7 million was repaid (inclusive of outstanding principal, accrued and unpaid interest, and fees.).

On December 23, 2019, the Company closed the first tranche of a private placement offering (the “Debt Offering”) of (a) 15% senior secured notes due 2022 (the “Coupon Notes”), and (b) units (the “Units”), with each Unit being comprised of (i) $1.0 million aggregate principal amount of 9.25% senior secured notes (the “Unit Notes” and together with the Coupon Notes, the “Notes”) and (ii) 109 subordinate voting share purchase warrants (the “Warrants”). The first tranche resulted in the private placement of approximately $73.0 million in Coupon Notes, and $21.0 million in Units. The funds from the initial tranche were used to pay off the Company’s Bridge Facility and Primary Facility balance of $82.5 million, resulting in a loss on extinguishment of $2.4 million.

The Coupon Notes bear interest at 15% per annum and are payable semi-annually in equal installments on June 30 and December 30 of each year commencing on June 30, 2020. The Unit Notes bear interest at 9.25% per annum and are payable semi-annually in equal installments on June 30 and December 30 of each year, commencing on June 30, 2020. None of the Coupon Notes, the Units, nor the subordinate voting shares that will issuable upon exercise of the Warrants will be registered under the United States Securities Act of 1933, or applicable state securities laws and will not be qualified by a prospectus in Canada. The Coupon Notes and the Units were issued to accredited investors or qualified institutional buyers. The Notes are secured by (i) a first priority security interest in all of the Company’s present and future personal property assets, (ii) a first priority security interest in the equity interests of certain of the Company’s direct and indirect subsidiaries that guaranteed the Notes (the “Guarantors”), and (iii) a first priority security interest in all of the Guarantor’s present and future personal property assets. The Company may redeem the Notes, in whole or in part, during the first year after the issuance of the Notes, at 105% of the principal amount of the Notes redeemed, and thereafter at 100% of the principal amount of the Notes redeemed. In the event of a change of control, each holder of Notes has the right to require the Company to purchase all or any part of their Notes for an amount in cash equal to 101% of the aggregate principal amount of Notes and Units repurchased plus and accrued and unpaid interest. The Notes include covenants that, among other things, limit the Company’s ability to pay dividends, conduct certain asset or equity transactions, incur indebtedness, grant liens and dispose of material assets. The Warrants are issued and governed pursuant to the warrant indenture and can be exercised at a price of C$3.66 per warrant share. Due to the strike price being in a different currency than the Company’s functional currency, the warrants are being treated as a liability. The issuance of the 9.25% notes with the attached Warrants resulted in the incurrence of a debt discount of $3.1 million, which is classified as a liability.

On December 31, 2019, the Company issued a 9% Convertible Promissory Note for a principal amount of $10.0 million. The interest is payable semi-annually in arrears on June 30 and December 31 each year. The holder has the right at any time to convert the principal amount into the number of shares that is equal to the principal amount divided by the conversion price of C$3.67. The Company has the right to convert the principal amount at the conversion price if for any twenty consecutive trading days the VWAP of the Company’s shares is greater than a 40% premium to such conversion price.

In addition, the Company issued additional Coupon Notes under the Debt Offering in the amount of $20.0 million on December 31, 2019. Together with the $10.0 million Convertible Promissory Note, the Company used the $30.0 million proceeds to pay a signing payment (the “Signing Payment”) that will be applied towards a portion of the $35.0 million purchase price of its planned acquisition of GreenMart, a wholly owned, indirect subsidiary of MJardin Group, Inc. (“MJardin”). GreenMart, MJardin and certain of its subsidiaries issued the Company a convertible promissory note in the principal amount of $30.0 million to secure the Signing Payment pending closing upon regulatory approval. See Note 8 for additional information regarding the $30.0 million note receivable and Note 11 for additional information regarding the acquisition of GreenMart.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

In October and November 2019, the Company expanded the existing non-revolving term loan under its Amended and Restated Credit Agreement with additional draws of C$27.5 million and C$35.0 million through amendments to the Company’s existing amended and restated credit agreement originally executed on July 26, 2019 (as amended by a joinder and amending agreement dated August 26, 2019 and first amending agreement dated October 21, 2019) (the “Bridge Facility”). These draws noted above were in addition to the Company’s existing C$50.0 million facility (the “Primary Facility”) for which the original principal was borrowed in October 2018 under the Letter Credit Agreement and amended and restated in July 2019. The entire Amended and Restatement Credit Agreement balance of C$112.4 million (US$82.5 million) was paid off with the Senior Secured Notes and Units described above.

In July 2019, the Company entered into an amended and restated credit agreement with Bridging Finance Inc. to borrow an additional C$24.0 million, increasing the existing non-revolving term loan to C$50.0. Up to May 31, 2019, any interest not paid in cash was added to the principal amount of the Term Loan. Beginning June 1, 2019, principal payments under the loan were amortized monthly on a straight-line basis over a five-year period. The Company paid the agent of the lender an additional $0.4 million work fee upon executing the amended and restated credit agreement.

The Company was party to Letter Credit Agreement entered in October 2018 to borrow C$26.0 million for a period of three years at an interest rate that is equal to Bank of Nova Scotia Prime plus 10.3% per annum. Principal payments under the loan were amortized monthly on a straight-line basis over the term of the loan beginning six months after the date of the loan. The loan was secured by a first lien on the assets of the Company and its subsidiaries and a pledge of its ownership in its subsidiaries. The Company paid the agent of the lender a $0.6 million work fee and issued to such agent $0.9 million of shares of common stock of Subordinate Voting Shares of the resulting issuer. This loan agreement was Amended and Restated in July 2019 as noted above and settled with the Senior Secured Notes described above.

In May 2019, the Company received gross proceeds of $100.0 million from a brokered private placement issuance of 7% coupon, unsecured debentures, which are convertible into subordinate voting shares (SVS) at a conversion price of C$15.38 per share at any time and mature on May 9, 2022. The purchaser of the Convertible Debentures also received, for no additional consideration, 3,502,666 warrants. Each warrant is exercisable to purchase one SVS at an exercise price of C$18.17 per share, for a period of 36 months from the date of issue. The proceeds were to fund working capital and general corporate purposes.

The Company may, subject to certain conditions, force the conversion of all of the principal amount of the then outstanding Convertible Debentures at the applicable Conversion Price if, at any time after the date that is four months and one day following the date of issue of the Convertible Debentures, the VWAP of the Subordinate Voting Shares is greater than C$21.53 for any 10 consecutive trading days, by providing 30 days’ notice of such conversion.

The Convertible Debentures are comprised of a liability component and a debt discount comprised of the fair value of the warrants. The warrants were fair valued using the Black-Scholes option-pricing model and resulted in a debt discount of $8.5 million. Using the residual method, the carrying amount of the notes is the difference between the principal amount and the initial carrying value of the warrants. The debentures, net of the equity component and issue costs, are accreted using the effective interest method over the term of the debentures, such that the carrying amount of the financial liability will equal the principal balance at maturity. The Company incurred cash fees of $4.2 million, which were netted with proceeds. These transaction costs have been allocated to the liability and warrant components based on their pro-rata values.

Stated maturities of debt obligations and expected interest payments are as follows:

Year ending December 31,	Expected Principal Payments	Expected Interest Payments
2021	$20,910	$27,934
2022	248,847	21,028
2023	4,900	454
2024	5,597	217
2025	509	19
2026 and thereafter	—	—
	$280,763	$49,652

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

15.	INCOME TAXES

As the Company operates in the legal cannabis industry, the Company is subject to the limits of IRC Section 280E for U.S. federal income tax purposes under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. However, the State of California does not conform to IRC Section 280E and, accordingly, the Company deducts all operating expenses on its California Franchise Tax Returns.

The income tax provision consisted of the following:

	As of December 31,
	2020	2019
Current
U.S. Federal	$9,743	$4,270
State and local	2,464	1,436
Total Current	12,207	5,706

Deferred
U.S. Federal	(6,660)	(1,474)
State and local	(1,897)	(476)
Total Deferred	(8,557)	(1,950)
Total	$3,650	$3,756

The income tax provision is different than the amount of income tax determined by applying the U.S. Federal statutory rate of 21% for 2020 and 2019 to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2020	2019
U.S. Federal taxes at statutory rate	$(9,876)	$(43,228)
Permanent non-deductible IRS Section 280e differences	21,752	48,824
Pass through entities & non-controlling interest	(8,226)	(1,840)
Income tax provision	$3,650	$3,756

The net deferred income tax liability was $53.1 million and $28.6 million as of December 31, 2020 and 2019, respectively, and consists primarily of the future tax impacts of the book and tax differences in fixed asset depreciation and intangibles acquired through purchase accounting.

The Company has not established valuation allowances against any U.S. Federal or state deferred tax assets.

The Company endeavors to comply with tax laws and regulations where it does business, but cannot guarantee that, if challenged, the Company’s interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the consolidated financial statements will ultimately be recognized in full. The Company has taken reasonable efforts to address uncertain tax positions and has determined that there are no material transactions and no material tax positions taken by the Company that would fail to meet the more-likely-than-not threshold for recognizing transactions or tax positions in the consolidated financial statements. Accordingly, the Company has not recorded a reserve for uncertain tax positions in the consolidated financial statements, and the Company does not expect any significant tax increase or decrease to occur within the next 12 months with respect to any transactions or tax positions taken and reflected in the consolidated financial statements. In making these determinations, the Company presumes that taxing authorities pursuing examinations of the Company’s compliance with tax law filing requirements will have full knowledge of all relevant information, and, if necessary, the Company will pursue resolution of disputed tax positions by appeals or litigation.

16.	SHARE-BASED COMPENSATION

Stock Options

During 2018, the Compensation Committee of the Board of Directors approved the Stock and Incentive Plan, a share-based compensation plan. The purpose of the Plan is to promote the interests of the Company and its

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

stockholders by aiding the Company in attracting and retaining employees, officers, consultants, advisors and non-employee directors capable of assuring the future success of the Company. The stock options granted are non-qualified and vest in 25% increments over a four-year period and expire 10 years from the grant date. Subordinate Voting Shares to be issued under the Plan are made available from authorized and unissued Harvest Subordinate Voting Shares.

A summary of the status of the options outstanding follows:

	Number of Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2018	9,955,000	$6.55	$—
Forfeited/Cancelled	(8,696,500)	7.32
Granted	16,277,750	7.47
Balance as of December 31, 2019	17,536,250	7.02	—
Forfeited/Cancelled	(11,942,250)	6.11
Granted	8,786,875	2.51
Balance as of December 31, 2020	14,380,875	$5.02	$1,535,818

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2020 and December 31, 2019, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2020 and December 31, 2019. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding.

The following table summarizes the Subordinate Voting Shares stock options that remain outstanding as of December 31, 2020:

Security Issuable	Expiration Date	Number of Stock Options	Exercise Price	Stock Options Exercisable
Subordinate Voting Shares	November 14, 2028 - December 31, 2030	14,380,875	1.09 - 8.75	2,326,000

The following table summarizes the Subordinate Voting Shares stock options that remain outstanding as of December 31, 2019:

Security Issuable	Expiration Date	Number of Stock Options	Exercise Price	Stock Options Exercisable
Subordinate Voting Shares	November 14, 2028 - December 19, 2029	17,536,250	2.12 - 8.75	1,758,125

During the years ended December 31, 2020 and 2019, the Company recorded $22.5 million and $17.7 million of share-based compensation expense, respectively.

The fair value of the stock options granted was determined using the Black-Scholes option-pricing model with the following weighted average assumptions at the time of grant:

	2020	2019
Risk-Free Annual Interest Rate	2.00% - 2.25%	2.00% - 2.25%
Expected Annual Dividend Yield	0%	0%
Expected Stock Price Volatility	83% - 99%	85% - 95%
Expected Life of Stock Options	6.25 Years	6.25 Years

Volatility was estimated by using the average historical volatility of comparable companies from a representative peer group of publicly traded cannabis companies. The expected life in years represents the period of time that options

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

issued are expected to be outstanding. The risk-free rate is based on Government of Canada bond issues with a remaining term approximately equal to the expected life of the options.

During the years ended December 31, 2020 and 2019, the weighted-average fair value of stock options granted was $1.81 and $5.57 per option. As of December 31, 2020 and 2019, stock options outstanding have a weighted-average remaining contractual life of 8.2 and 9.1 years, respectively. At December 31, 2020, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $19.2 million. This cost is expected to be recognized over a weighted-average period of 2.2 years.

On February 4, 2020, the Company announced that former Co-Executive Chairman Jason Vedadi, CEO Steven M. White, and another member of the Company’s management team, voluntarily surrendered without consideration a total of 2,400 stock options which increased the number of stock options available to other eligible employees of the Company. Following the surrender, key personnel of the Company were awarded approximately 3,000 equity options in recognition of their work and incentive for continued dedication to the Company. Certain stock options were re-granted based on original grant date, allowing for 25% of options to be vested immediately upon grant. As part of the redistribution of equity options, Harvest recognized a non-cash charge of approximately $10.2 million during the first quarter of 2020. The non-cash charge is an accounting treatment that relates to the surrender of equity options and associated acceleration of unrecognized expense tied to the original option grants.

Restricted Stock Units

On December 31, 2020, the Company granted 208,348 restricted stock units. These restricted stock units vest in 2021. On October 6, 2020 and August 3, 2020, the Company granted 173,450 and 312,277 restricted stock units, respectively. These restricted stock units vested in 2020. On April 6, 2020, the Company granted 98,765 restricted stock units. These restricted stock units vest throughout the 2020 and 2021 calendar year. On May 2, 2019, the Company granted 60,329 restricted stock units. These restricted stock units vested throughout the 2019 calendar year. The following table summarizes the status of the restricted stock units:

	Number of Restricted Stock Units	Weighted- Average Grant Price
Balance as of December 31, 2018	—	$—
Granted	60,329	8.28
Forfeited	(10,029)	8.28
Vested	(50,300)	8.28
Balance as of December 31, 2019	—	—
Granted	792,840	1.36
Vested	(551,567)	1.08
Balance as of December 31, 2020	241,273	$2.01

During the years ended December 31, 2020 and 2019, the Company recorded $0.6 million and $0.4 million of share-based compensation expense, respectively, for restricted stock units granted and vested during the period.

17.	STOCKHOLDERS’ EQUITY

Description of the Company’s Securities

The Company is authorized to issue an unlimited number of Subordinate Voting Shares (“SVS” or “Subordinate Voting Shares”), Multiple Voting Shares (“MVS” or “Multiple Voting Shares”) and Super Voting Shares, all with no par value. Each Multiple Voting Share converts into 100 Subordinate Voting Shares and each Super Voting Share converts into one Subordinate Voting Share. Holders of SVS are entitled to one vote in respect of each SVS held at stockholder meetings of the Company. Holders of MVS are entitled to 100 votes in respect of each MVS held at stockholder meetings of the Company. Holders of Super Voting Shares are entitled to 200 votes in respect of each Super Voting Share held at stockholder meetings of the Company.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

Warrants

During the years ended December 31, 2020 and 2019, the Company issued 12,568,676 and 6,303,438 stock warrants to purchase the Company’s SVS. The Company issued 55,350 stock warrants to purchase the Company’s MVS during the year ended December 31, 2020. No stock warrants to purchase the Company’s MVS were issued during the year ended December 31, 2019. These warrants were issued to buyers of the Company’s debt and equity. The company did not record any share-based compensation expense for stock warrants granted during the years. The stock warrants qualify for liability classification in accordance with ASC 815, Derivatives and Hedging.

A summary of the status of the stock warrants outstanding, on an as-converted basis for SVS, is as follows:

	Number of Stock Warrants	Weighted- Average Exercise Price
Balance as of December 31, 2018	1,322,554	$6.55
Issued	6,303,438	8.74
Exercised	(785,469)	6.48
Balance as of December 31, 2019	6,840,523	8.58
Issued	18,103,676	1.87
Forfeited	(537,085)	6.61
Balance as of December 31, 2020	24,407,114	$4.11

The following table summarizes the stock warrants that remain outstanding as of December 31, 2020:

Security Issuable	Expiration Date	Number of Stock Warrants	Exercise Price	Stock Warrants Exercisable
Subordinate Voting Shares	May 2022 - April 2023	18,872,114	$2.40 to $14.27	18,872,114
Multiple Voting Shares	April 2021 - April 2023	55,350	$200	55,350

The fair value of the stock warrants granted was determined using the Black-Scholes option-pricing model with the following assumptions at the time of grant:

	2020	2019
Risk-Free Annual Interest Rate	2.15%	2.15%
Expected Annual Dividend Yield	0%	0%
Expected Stock Price Volatility	70% - 99%	70%
Expected term	1.0 - 5.0 years	3 Years

Volatility was estimated by using the average historical volatility of comparable companies from a representative peer group of publicly traded cannabis companies. The expected life in years represents the period of time that stock warrants issued are expected to be outstanding. The risk-free rate is based on Government of Canada bond issues with a remaining term approximately equal to the expected life of the warrants.

During the years ended December 31, 2020 and 2019, the weighted-average fair value of the stock warrants granted was $0.58 per warrant and $1.82 per warrant, respectively. As of December 31, 2020 and 2019, stock warrants outstanding have a weighted-average remaining contractual life of 1.8 and 2.4 years, respectively.

Shares Issued

On October 28, 2020, the Company completed a bought deal offering in Canada, pursuant to which Harvest sold an aggregate of 20,354,080 units at a price of $1.72 per unit for gross proceeds of $35.0 million. Each unit consisted of one SVS and one-half of one common share purchase warrant. Each warrant is exercisable into one SVS with an exercise price of $2.29. The Company paid a cash commission of $2.5 million to the underwriters and issued them 1,119,474 compensation warrants for underwriting services received. Each compensation warrant is exercisable into one unit with a $1.72 per unit exercise price. After deducting underwriting fees of $2.5 million and other offering costs of $0.1 million, the Company received net proceeds $32.4 million.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

On March 13, 2020, the Company completed an offering (the “Offering”) on a non-brokered private placement basis to a select group of investors, of $59.0 million of the Company’s multiple voting shares at a price of $141 per share (or $1.41 per subordinate voting share on an as-converted basis) resulting in the issuance of 418,439 multiple voting shares. Proceeds of the Offering will be used for capital expenditures, pending acquisitions, and general corporate purposes.

Shares Held in Escrow

As of December 31, 2020, the Company has 2,000,000 SVS held in escrow to be released on the achievement of certain milestones. The conditions for release were not met as of December 31, 2020. The shares are non-employee compensation for raising equity.

The following presents the total outstanding SVS if converted as of December 31, 2020:

Share Class	Number of Shares at December 31, 2020	Conversion Factor	Total Subordinated Voting Shares if Converted
Super Voting Shares	2,000,000	1	2,000,000
Multiple Voting Shares	1,828,422	100	182,842,200
Subordinate Voting Shares	220,913,258	1	220,913,258
Total			405,755,458

18.NET LOSS PER SHARE

Calculation of net loss per common share attributable to Harvest Health & Recreation Inc. is as follows (in thousands, except per share data):

	For the Year Ended December 31,
	2020	2019
Net loss attributable to Harvest Health & Recreation Inc.	$(59,630)	$(166,735)
Net loss attributable to discontinued operations, net of tax	$(1,278)	$(568)
Basic weighted-average number of shares outstanding	354,757,211	285,853,929
Net loss per share attributable to Harvest Health & Recreation Inc. - basic and diluted	$(0.17)	$(0.58)
Net loss per share attributable to discontinued operations, net of tax	$—	$—

As the Company is in a loss position for both of the years ended December 31, 2020 and 2019, the inclusion of options and warrants in the calculation of diluted earnings per share would be anti-dilutive, and, accordingly, were excluded from the diluted loss per share calculation. The weighted-average number of shares outstanding assumes the conversion of all MVS and Super Voting Shares into Subordinate Voting Shares (“SVS”).

The following table summarizes the potential SVS that were excluded as they were anti-dilutive:

	December 31,
	2020	2019
Stock options and restricted stock units	14,622,148	17,536,250
Warrants(1)	26,086,325	6,840,523
Convertible debt	11,481,957	11,481,957
	52,190,430	35,858,730

(1)	Includes the compensation warrants issued for underwriting services in the bought deal financing.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

19.	FAIR VALUE AND RISK MANAGEMENT

The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers:

•	Level 1- defined as quoted market prices in active markets for identical assets or liabilities
•

Level 2-defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and

•	Level 3- defined as unobservable inputs that are not corroborated by market data.

Cash and cash equivalents, restricted cash, net accounts receivable, income tax refund receivable and accounts payable represent financial instruments for which the carrying amount approximates fair value, as they are short-term in nature. These instruments are accordingly excluded from the disclosures below.

Some of the Company’s business combinations involve consideration transferred and potential for the payment of future contingent consideration upon the achievement of future milestones or various other performance conditions. The contingent consideration liabilities have estimated fair values based on discounted or undiscounted future cash flow estimates obtained from the Company’s management. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as a component of “other income or expense” in the Consolidated Statements of Operations for the respective period.

The Company measures the initial liability and remeasures the liability on a recurring basis using Level 3 inputs as defined under ASC 820, Fair Value Measurement and Disclosures. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. The fair value is determined using a discounted cash flow model applied to projected net sales, using projected payment dates. Projected net sales are based on the Company’s internal projections, analysis and the sales potential. Increases or decreases in any valuation inputs, in isolation, may result in a significantly lower or higher fair value measurement in the future.

The Company recorded a $13.5 million gain on a contingent liability settlement during the three months ended March 31, 2020 related to contingent consideration payable on the acquisition of CBx, which closed in November of 2018. The payout was originally valued at $16.0 million gross, with a discounted carrying value of $15.1 million, based on management’s estimates of achieving various options of earnout goals. Upon determination of the payout, the fair value of the liability was estimated to be $2.8 million and a gain of the fair value adjustment of $12.6 million was recognized. The remaining liability of $2.8 million was paid in shares during the six months ended June 30, 2020.

During the year ended December 31, 2020 and December 31, 2019, the Company issued 18,582,250 and 6,303,438 stock warrants, respectively. The stock warrants are accounted for as a warrant liability. The estimated fair value of the liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument. Increases or decreases in the fair value of the Company’s liability associated with the warrant liability are reflected as “fair value of liability adjustments” in the Consolidated Statements of Operations for the respective period.

The following assumptions were used to determine the fair value of the warrant liabilities using the Black-Scholes option-pricing model:

	December 31, 2020	December 31, 2019
Risk-free annual interest rate	2.15%	2.15%
Expected annual dividend yield	0%	0%
Expected stock price volatility	99%	79%
Remaining life	0.3 - 5.0 years	2.6 Years

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

The warrant liability is fair valued using a Black-Scholes model and methodologies and significant grant-date assumptions are disclosed in Note 17.

We estimate the fair value of our convertible debt carried at face value less unamortized discount and issuance costs on a quarterly basis for disclosure purposes. The estimated fair value of our convertible debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments.

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Debt	94,110	18,913	79,357	27,978

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020:

	Level 1	Level 2	Level 3	Total
Financial Assets
Corporate investments	—	—	$19,091	$19,091
Financial Assets Total	$—	$—	$19,091	$19,091

Financial Liabilities
Contingent consideration	—	—	17,985	17,985
Warrant liability	—	—	20,908	20,908
Financial Liabilities Total	$—	$—	$38,893	$38,893

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2019:

	Level 1	Level 2	Level 3	Total
Financial Liabilities
Contingent consideration	—	—	30,013	30,013
Warrant liability	—	—	5,516	5,516
Financial Liabilities Total	$—	$—	$35,529	$35,529

The following table depicts the level in the fair value hierarchy of inputs used to estimate the fair value of liabilities measured on a recurring basis as of December 31, 2020:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Warrant Liability	Contingent Consideration	Acquisition Consideration(1)
Balance at January 1, 2020	$5,516	$30,013	$—
Total gains or losses for the period:
Included in earnings (or change in net assets)	5,294	4,831	—
Issuances	10,098	5,000	19,091
Settlements	—	(21,859)	—
Balance at December 31, 2020	$20,908	$17,985	$19,091

(1)	The consideration was in the form of private entity securities.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

The following table depicts the level in the fair value hierarchy of inputs used to estimate the fair value of liabilities measured on a recurring basis as of December 31, 2019:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Warrant Liability	Contingent Consideration
Balance at January 1, 2019	$—	$29,710
Total gains or losses for the period:
Included in earnings (or change in net assets)	(5,972)	(3,847)
Purchases	—	4,150
Issuances	11,488	—
Settlements	—	—
Balance at December 31, 2019	$5,516	$30,013

20.	COMMITMENTS AND CONTINGENCIES

Regulatory Environment

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits or licenses that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulation as of December 31, 2020, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

Contingencies

Claims & Legal Proceedings

From time to time, the Company may be involved in legal proceedings, including litigation or regulatory proceedings relating to claims arising out of operations in the normal course of business. In accordance with the current accounting standards for loss contingencies under Accounting Standard Codification Topic 450, we establish reserves for litigation-related matters that arise from the ordinary course of our business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. By their nature, the amount of the contingency and the timing of a contingent event and any resulting accounting recognition are subject to our judgment of such events and our estimates of the amounts. Below we provide a description of potentially material legal proceedings and claims.

Interurban Capital Group, Inc.

The Company acquired Interurban Capital Group, Inc. (“ICG”) via a merger agreement on March 10, 2020. On April 3, 2020, the Company filed a Notice of Intention to Arbitrate before the Judicial Dispute Resolution, LLC in Seattle, Washington against Boyden Investment Group, LLC; Tierra Real Estate Group, LLC; Have A Heart Compassion Care, Inc.; Phat Sacks Corp.; Green Outfitters, LLC (collectively, the “Washington Entities”) and Ryan Kunkel (“Kunkel”, together with the Washington Entities, the “Respondents”) to compel mandatory arbitration for breach of contract, engaging in unfair or deceptive acts or practices in the conduct of the Respondents trade or commerce and affects the public interest, tortious interference with contractual relationships, and awards of damages, treble damages, and fees and costs (the “Arbitration”). Ryan Kunkel (“Kunkel”) is a former officer, director and shareholder of ICG and manager and equity holder in the Washington Entities. The Arbitration relates to Amended and Restated Services Agreements entered into between ICG and the Washington Entities pursuant to which they agreed to pay ICG fees for services it provides to them (the “Service Agreements”). On April 2, 2020, the Respondents filed a motion for temporary restraining order in the Superior Court for the State of Washington, in and for the County of King, seeking access to certain records and accounts related to the operation of the Washington Entities’ business (the “TRO Action”). On April 7, 2020, the court denied the motion in the TRO Action and found, among other things, that the

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

Retailers failed to show (i) they were likely to prevail on their claim that ICG breached the Service Agreements, (ii) a clear legal or equitable right to the relief sought, (iii) an invasion of their rights, and (iv) they would suffer an actual and substantial injury (the “TRO Order”). On April 8, 2020, the Respondents filed a motion for dismissal of the TRO Action and the case has been dismissed. In a separate lawsuit, ICG filed a petition for provisional remedies in aid of arbitration against each of the Washington Entities seeking prejudgment writs of attachment as a result of the Respondents’ conduct related to the termination of the Service Agreements (the “Provisional Remedies Action”). The Receiver Action and the Provisional Remedies Action have since been consolidated before the superior court. On June 3, 2020 the arbitrator granted ICG’s motion to voluntarily dismiss Mr. Kunkel from the Arbitration. On June 12, 2020, the arbitrator denied ICG’s motions to appoint a Custodial Receiver and for prejudgment writs of attachment and the Washington Retailer’s motion to turn over records and accounts and to prohibit ICG from interfering in the Washington Entities’ Operations or Accessing Records and Accounts (collectively, the “June 12 Orders”). On April 17, 2020, the Washington Entities filed a Motion for Summary Judgment alleging that the Service Agreements were improperly assigned after the Washington Entities terminated them. On October 20, 2020 the Washington Entities filed a Motion to Continue Evidentiary Hearing Date. On November 2, 2020, the arbitrator entered an order continuing the evidentiary hearing to February 1, 2021.

On May 28, 2020, ICG filed a complaint in the King County Superior Court against the Respondents and other members of the Washington Entities and their wives alleging a breach of the Washington Entities Options by Kunkel, Charles Boyden, Todd Shirley, Joshua Iszley and James Duvall (collectively, the “Washington Entities Sellers”) who are the selling parties to the Washington Entities Options (the “Washington Options Litigation”). The complaint filed in the Washington Options Litigation alleges breach of contract, engaging in unfair or deceptive acts or practices in the conduct of the Washington Entities Sellers and the Washington Entities trade or commerce and affects the public interest, civil conspiracy, tortious interference with contractual relationships, fraud and awards of damages, treble damages, and fees and costs. The Washington Entities Sellers filed a Motion for Partial Summary Judgment and to Stay Case Pending the Outcome at Arbitration (the “Summary Judgment/Stay Motion”). The court dismissed the complaint against the Washington Entities with prejudice and stayed the action against the Washington Entities Sellers pending the outcome of the Arbitration.

On November 9, 2020, Boyden Investment Group, LLC; Tierra Real Estate Group, LLC; Have A Heart Compassion Care, Inc.; Phat Sacks Corp.; Green Outfitters, LLC (collectively, the “Washington Entities” and certain of its owners (collectively, the “Washington Entity Owners”) and one of our wholly owned, indirect subsidiaries entered into a binding Settlement Agreement (the “Washington Settlement Agreement”). Pursuant to the terms of the Washington Settlement Agreement, the parties agreed to, among other things, settle the previously disclosed arbitration and state court litigation related to the termination of certain service agreements between us and the Washington Entities (the “Service Agreements”) and our options to acquire the Washington Entities and enter into definitive agreements setting forth the terms of the settlement which were executed as of December 31, 2020. As consideration for entering into the Washington Settlement Agreement, the Washington Entity Owners cancelled 42,378.4 Multiple Voting Shares (4,237,840 Subordinate Voting Shares on an as-converted basis) we issued to the Washington Entity Owners in connection with the ICG Merger and the Washington Entities issuance to us of a $12.0 million principal amount secured promissory note. The secured promissory note bears interest at the rate of 7.5% per annum with principal and interest payable monthly until maturity five years after the date of issuance. The parties signed such definitive agreements on December 31, 2020, resulting in the cancellation of 42,378.4 Multiple Voting Shares on December 31, 2020, and the execution of a $12.0 million promissory note in our favor, with such promissory note and other agreements securing the secured promissory note being held in escrow pending regulatory approval. Such agreements remain subject to regulatory approval by the Washington State Liquor and Cannabis Board.

Devine Holdings, Inc.

On March 25, 2020, the Company filed a complaint in the Superior Court of the State of Arizona, in and for the County of Maricopa (Case No. CV2020-003986) against Devine Holdings, Inc. and certain of its affiliates and related parties (the “Devine Parties”) to compel mandatory arbitration for breach of contract and breach of the implied covenant of good faith and fair dealing claims, and the remedies of appointment of a receiver, specific performance, disgorgement and awards of attorney’s fees, forum fees and costs. The Devine Lawsuit relates to a binding agreement entered into among the Company and the Devine Parties on February 12, 2019, as supplemented by August 15, 2019 Closing Agreement documentation, pursuant to which Devine Hunter, Inc. agreed to sell to Harvest six cannabis license-holding entities in Arizona. On September 8, 2020, the Devine Parties filed a counterclaim against the Company

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

seeking specific performance of a merger agreement and closing agreement they claim existed among the Devine Parties and the Company.

On October 30, 2020, the Company settled the Devine Lawsuit whereby the Company acquired from Devine Holdings three vertical medical cannabis licenses in Arizona and a right of first refusal to acquire four additional vertical medical cannabis licenses in Arizona. The purchase price for the acquisition was for consideration which includes the repayment by Devine Holdings of an outstanding $10.5 million receivable owed to Harvest concurrently with the license acquisition.

Falcon International, Inc.

On January 6, 2020, the Company terminated the Agreement and Plan of Merger and Reorganization entered into among the Company, Harvest California Acquisition Corp., Falcon International Corp. and its shareholders dated February 14, 2019, as amended (the “Falcon Merger Agreement”). The Falcon Merger Agreement was terminated as a result of defaults by Falcon and its shareholders incapable of being cured, and other improper conduct of Falcon and its principal officers and directors, James Kunevicius and Edlin Kim. On January 6, 2020, the Company also filed suit in the U.S. District Court for the District of Arizona (Case No. 2:20-cv-00035-DLR) (the “Falcon Lawsuit”), which identified the grounds for termination and sought a court order compelling Falcon and its shareholders to arbitrate the Company’s claims. On February 7, 2020, an Amended Complaint was filed as a matter of course, providing greater specificity after certain defendants filed a motion to dismiss. On February 26, 2020, Falcon, its subsidiaries, and its founders all stipulated to the relief sought by the Amended Complaint, to refer the matter to binding, private arbitration before the American Arbitration Association (“AAA”).

On March 6, 2020, the Court ordered the parties to the stipulation to binding, private arbitration of the matter before the AAA. The remedies the Company seeks in the AAA arbitration include rescission and/or termination of the Falcon Merger Agreement, all agreements entered into in connection with the Falcon Merger Agreement and the Control Person Transaction discussed below, an award of restitutionary damages from Falcon and its shareholders including repayment of funds advanced pursuant to promissory notes issued by Falcon and its subsidiaries in connection with the Falcon Merger Agreement, appointment of a receiver for Falcon and an award of attorneys’ fees, arbitration forum fees and costs. Remedies sought by the Company in arbitration also include rescission and/or termination remedies concerning the Control Person Transaction referenced in that certain Membership Interest Purchase Agreement entered into among James Kunevicius and Edlin Kim (collectively, the “Selling Owners”), Elemental Concepts, LLC and Compass Point, LLC (the “Sellers”) and Harvest of California, LLC (a wholly owned subsidiary of the “Company”) dated June 7, 2019 (the “MIPA”). Pursuant to the terms of the MIPA, the Company purchased 100% of the membership interests in two entities that hold commercial cannabis licenses in California (the “Purchased Interests”) for a purchase price of $4.1 million (the “Purchase Price”). These remedies include seeking an order which would effectively require the equivalent of the Selling Owners and the Sellers being required to repurchase from the Company all of the Purchased Interests for an amount equal to the Purchase Price as provided for in the MIPA.

On July 2, 2020, Falcon and two of its shareholders filed a counterclaim against the Company in the AAA arbitration proceeding. The counterclaim alleges that the Company breached the Falcon Merger Agreement, breached an implied covenant of good faith and fair dealing and intentionally interfered with Falcon’s prospective business relations and seeks monetary damages of $50.0 million pursuant to the Falcon Merger Agreement. On March 13, 2021, the parties entered into a binding settlement agreement, resulting in a final dismissal of all litigation and arbitration between them arising out of the 2019 merger agreement. In accordance with the settlement terms, Harvest owns a 10% equity interest in Falcon. Each share comes with a 10-year warrant entitling Harvest to purchase two (2) common shares of Falcon at an exercise price of US$1.91, subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and similar corporate events.

AGRiMED Industries of PA, LLC

The Company is appealing the Commonwealth of Pennsylvania Department of Health (“PDOH”), June 2019 denial of the renewal of a grower/processor permit issued to AGRiMED Industries of PA, LLC (“AGRiMED”) which the Company acquired through a Membership Interest Purchase Agreement on May 20, 2019. On August 28, 2019, AGRiMED filed a timely Notice of Appeal with the PDOH Docket No. 19-068 GP on the grounds that, among other things, the PDOH is equitably estopped and abused its discretion in refusing to renew AGRiMED’s permit, given AGRiMED’s recent change in ownership, the PDOH’s awareness of that change, and the limited scope of AGRiMED’s operations at the time of the non-renewal, of which the PDOH was similarly aware. Further, AGRiMED

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

asserted that the PDOH had failed to provide AGRiMED with an opportunity to respond to or otherwise cure or correct any alleged violations identified by the PDOH. Although the Company is appealing the PDOH’s denial of the renewal of the grower/processor permit, it cannot predict its outcome. Furthermore, resolution of this matter is subject to inherent uncertainties, and an unfavorable result could occur. An unfavorable result could include the permanent loss of AGRiMED’s grower/processor permit in Pennsylvania. If an unfavorable result were to occur, such a result is not reasonably expected to have a material effect on the results of the Company’s consolidated operations.

The AGRiMED permit is simultaneously subject to litigation from a third-party seeking revocation of the permit. The possible revocation is related to an administrative challenge filed by Bay LLC, which was the next highest scoring applicant when AGRiMED was awarded a permit. Bay LLC’s objection to the award of the AGRiMED permit is due to the fact that one of AGRiMED’s principals (pre-Harvest’s MIPA to operate the permit) failed to disclose a criminal conviction on the AGRiMED application. On November 9, 2020, the PDOH Deputy Secretary ruled that the AGRiMED permit should not be revoked based upon an equitable estoppel theory. On December 3, 2020 Bay LLC filed a Petition for Review of the November 9, 2020 PDOH determination in the Pennsylvania Commonwealth Court. Briefing of that appeal is expected to be complete in May 2021.

Rainbow Lease and Real Estate Litigation

On June 4, 2020, Rainbow HAH Council Bluffs LLC, Rainbow HAH Santa Cruz LLC, Rainbow HAH Coalinga LLC and Rainbow Realty Group LLC (collectively, the “Plaintiffs”) filed a complaint in the Supreme Court of the State of New York, County of Nassau (Index No.: 605323/2020) against the Company and certain of its subsidiaries and certain of its current officers and directors, including Scott Atkison (the “Harvest Defendants”), ICG and certain of its subsidiaries, Hightimes Holding Corp. and one of its subsidiaries, Ryan Kunkel (“Kunkel”) and James Dennedy (“Dennedy”). Mr. Atkison is a former shareholder and director of ICG and is a party to the ICG Merger Agreement and as result thereof, he, along with other former ICG shareholders including Daniel Reiner, a shareholder of the Company the beneficial owner of greater than 5% of our equity securities, may have indemnification obligations to the Company. On September 24, 2020, the Plaintiffs filed an amended complaint (the “Amended Rainbow Complaint”). The Amended Rainbow Complaint alleges, among other things, that the Plaintiffs were fraudulently induced by Kunkel and Dennedy and aided and abetted by the Harvest Defendants into paying $3.5 million to purchase three cannabis dispensaries that were leased by Have a Heart branded dispensaries in Council Bluffs, Iowa, Coalinga, California and Santa Cruz, California (the “Gerra Properties”). The properties were sold to the Plaintiffs by Gerra Capital Management which was owned and controlled by certain former ICG directors and shareholders which included Kunkel and Dennedy. The Amended Rainbow Complaint alleges breach of lease, breach of guaranty, breach of the implied covenant of good faith and fair dealing, fraud in the inducement, conspiracy to commit fraud, aiding and abetting fraud, violations of debtor creditor law and piercing the corporate veil (the “Rainbow Litigation”).

 The Rainbow Litigation is in the pleading stage of litigation. In December 2020, the case transferred to the Commercial Division of the Supreme Court of the State of New York, County of New York (Index No.: 452625/2020). According to a stipulation between the parties, the Harvest Defendants must respond to the Amended Rainbow Complaint by April 5, 2021. No discovery has commenced. The Harvest Defendants intend to vigorously defend themselves and believe that the allegations against them lack merit. The Company is evaluating potential claims against the former stockholders of ICG pursuant to the ICG Merger Agreement, Kunkel, Dennedy and the other owners of Gerra Properties, some of whom are former ICG directors and shareholders.

Litigation Assessment

The Company has evaluated its claims and the foregoing matters to assess the likelihood of any unfavorable outcome and to estimate, if possible, the amount of potential loss as it relates to the litigation discussed above. Based on this assessment and estimate, which includes an understanding of the Company’s intention to vigorously prosecute its claims, the Company believes that any defenses of any of the counterparties lack merit, and the likelihood of any recoveries by any of the counterparties against the Company appears remote. This assessment and estimate is based on the information available to management as of the date of these financial statements and involves a significant amount of management judgment, including the inherent difficulty associated with assessing litigation matters in their early stages. As a result, the actual outcome or loss may differ materially from those envisioned by the current assessment and estimate. Our failure to successfully prosecute or settle these claims could have a material adverse effect on our financial condition, revenue and profitability and could cause the market value of our subordinate voting shares to decline.

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

21.	RELATED PARTY TRANSACTIONS

Related Party Notes Receivable

Included in notes receivable are the following amounts due from related parties:

	December 31, 2020	December 31, 2019
Secured promissory notes dated February 2020(1)	$6,471	$—
Secured revolving notes dated December 2018 through January 2019(2)	3,581	3,581
Total due from related party (current portion notes receivable)	$10,052	$3,581

(1)

Secured promissory note dated February 2020 in the principal amount of $5.0 million with maturity date of 18 months after the date that Harvest of Ohio, LLC has received all three certificates of operation to commence medical marijuana dispensary operations in the Ohio; principal is due at maturity. Interest rate of 6% per annum, due at maturity. The secured note of $5.0 million is due from Harvest of Ohio LLC, an Ohio limited liability company owned 49% by Steven M. White, the Chief Executive Officer of the Company and an entity in which the Company has an investment interest. The Company accounts for the investment interest under the equity method. During the year ended December 31, 2020, interest income was $0.3 million.

(2)

Secured revolving notes dated December 2018 through January 2019 in the aggregate principal amount of $3.6 million which are due from AINA We Would LLC, the borrower, of which Harvest owns a 25% interest. The notes mature between December 2019 and February 2020 and the principal is due at maturity. The secured revolving notes which mature between December 2019 and February 2020 are currently in default. The Company is negotiating a settlement agreement with the debtor and, at this time, expects to receive the full principal balance. The secured revolving notes have interest rates of 8.25 - 8.5% per annum with interest payments due monthly. AINA We Would LLC can draw up to $30.0 million, with each advance subject to the approval of AINA We Would LLC and the Company in their sole discretion. During the years ended December 31, 2020 and 2019, interest income was $0.1 million and $0.3 million, respectively.

Related Party Leases

Included in the Consolidated Balance Sheets are the following amounts recorded for leases with related parties:

	December 31, 2020	December 31, 2019
Right-of-use assets for operating leases, net	$5,621	$6,321
Operating lease liability, current portion	(135)	(428)
Operating lease liability, net of current portion	(5,595)	(5,533)

AZRE2, LLC owns a building located at 300 East Cherry Street, Cottonwood, Arizona 86326, which it leases to Harvest to use as a cultivation facility. The lease commenced on August 1, 2019 for a 15 year term and rent payments were approximately $0.5 million and $0.2 million, respectively, for the years ended December 31, 2020 and 2019. The Company incurred rent expense of $0.6 million and $0.2 million, respectively, in relation to this lease for the years ended December 31, 2020 and 2019. Jason Vedadi, the former Chairman of the Board of Harvest, is the sole owner of AZRE2, LLC. $1.4 million is due to Karma Capital, LLC, an entity wholly owned by Mr. Vedadi, to pay back the loan given to purchase the Cottonwood property.

Karma Capital, LLC owns a building located at 2726-2734 E. Grant Road Tucson, Arizona 85716, which it leases to Harvest to use as a dispensary. The lease commenced on July 1, 2017 for a 15 year term and rent payments were approximately $0.1 million for both the years ended December 31, 2020 and 2019. The Company incurred rent expense of $0.2 million in relation to this lease for both the years ended December 31, 2020 and 2019. Mr. Vedadi, the former Chairman of the Board of Harvest, is the sole owner of Karma Capital, LLC. Karma Capital, LLC has received approximately $0.4 million in rental income since July 2017.

Earbuds, LLC owns a building located at 4370 Tonawanda Trail Beaver Creek, Ohio 45430, which it leases to Harvest to use as a dispensary. The lease commenced on April 1, 2020 for a 15 year term and rent payments were less than $0.1 million for the year ended December 31, 2020. There was also an additional fee paid of approximately $0.1 million provided to the landlord for previous costs incurred to purchase the building. The Company incurred

HARVEST HEALTH & RECREATION INC.

Notes to the Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars unless otherwise stated)

rent expense of less than $0.1 million in relation to this lease for the year ended December 31, 2020. Each of Mr. Vedadi, the former Chairman of the Board of Harvest, Joseph Sai, Harvest’s Chief of Staff and Howard Hintz, Harvest’s former Director of Contracts, are partners of Earbuds, LLC. Each of the three partners of Earbuds, LLC are entitled to an equal distribution share of the accrued rental income. $0.4 million is due to SMRE LLC (an entity owned by Mr. Sai), Things Change LLC (an entity owned by Mr. Hintz) and TJV-168 LLC (an entity owned by Mr. Vedadi) to pay back the loan given to purchase the Beaver Creek, OH property. Each partner loaned $0.1 to Earbuds, LLC to acquire the property.

22.	Subsequent Events

Sale Leaseback Transaction

On January 25, 2021, the Company sold an industrial cultivation property totaling approximately 292,000 square feet for $23.8 million. Concurrent with the sale, the Company leased the property back under a 20 year lease with two 5-year extension options. The lease includes a $10.8 million tenant improvement allowance to reimburse the Company for costs incurred to improve the property.

Related Party Note Receivable

In February 2021, the Company issued $3.0 million to Harvest of Ohio, LLC in exchange for a $3.0 million secured promissory note. The note has a maturity date that is 30 months after the date that Harvest of Ohio, LLC has received all three certificates of operation to commence medical marijuana dispensary operations in the State of Ohio; principal is due at maturity. The note has an interest rate of 17% per annum, due at maturity. Harvest of Ohio LLC, an Ohio limited liability company, is owned 49% by Steven M. White, the Chief Executive Officer of the Company and an entity in which the Company has an investment interest.

Falcon International, Inc. Litigation Settlement

On March 13, 2021, the Company settled the Falcon Lawsuit whereby the Company received 10% equity ownership in Falcon and each share received came with a 10-year warrant to acquire two common shares of Falcon at an exercise price of $1.91 per warrant. In exchange, the Company settled the $50.0 million of notes receivable, including accrued interest receivable, due from Falcon. An estimate of the financial effect of this settlement to the Company cannot be made as of the date of filing this annual report.