Form 10-Q
period 2021-03-31
HARVEST HEALTH & RECREATION INC.
filed 2021-05-13
CIK 1760439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-56224

HARVEST HEALTH & RECREATION INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia	84-3264202
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1155 W. Rio Salado Parkway Suite 201 Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 494-2261

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 5, 2021, there were 248,419,605 shares of the registrant’s Subordinate Voting Shares, 1,631,281 shares of the registrant’s Multiple Voting Shares, and 2,000,000 of the registrant’s Super Voting Shares issued and outstanding.

HARVEST HEALTH & RECREATION INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARVEST HEALTH & RECREATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$106,948	$78,055
Restricted cash	3,000	4,542
Accounts receivable, net of allowance of $265 and $824, respectively	9,477	5,051
Notes receivable, current portion	8,412	21,556
Related party notes receivable, current portion	10,313	10,052
Inventory, net	45,193	36,862
Other current assets	5,380	5,280
Total current assets	188,723	161,398
Notes receivable, net of current portion	11,036	18,211
Property, plant and equipment, net	161,663	176,827
Right-of-use assets for operating leases, net	98,921	60,843
Related party right-of-use assets for operating leases, net	5,564	5,621
Intangible assets, net	272,886	272,118
Corporate investments	40,924	19,091
Acquisition deposits	—	50
Goodwill	116,176	116,041
Assets held for sale	6,581	6,585
Other assets	22,618	19,850
TOTAL ASSETS	$925,092	$856,635
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$14,809	$10,755
Other current liabilities	34,948	28,896
Contingent consideration, current portion	10,898	17,985
Income tax payable	26,826	17,504
Operating lease liability, current portion	2,061	2,906
Related party operating lease liability, current portion	142	135
Notes payable, current portion	29,713	20,910
Total current liabilities	119,397	99,091
Notes payable, net of current portion	240,046	244,066
Warrant liability	37,261	20,908
Operating lease liability, net of current portion	98,072	58,637
Related party operating lease liability, net of current portion	5,557	5,595
Deferred tax liability	53,082	53,082
Total liabilities associated with assets held for sale	718	718
Other long-term liabilities	53	63
TOTAL LIABILITIES	554,186	482,160
#NAME?
STOCKHOLDERS' EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2021: Unlimited, 245,336,531 and 245,336,531, respectively, at December 31, 2020: Unlimited, 220,913,258 and 220,913,258, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2021: Unlimited, 1,636,065 and 1,636,065, respectively, at December 31, 2020: Unlimited, 1,828,422 and 1,828,422, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at March 31, 2021: Unlimited, 2,000,000 and 2,000,000, respectively, at December 31, 2020: Unlimited, 2,000,000 and 2,000,000, respectively)	—	—
Capital stock	686,899	667,248
Accumulated deficit	(316,729)	(293,607)
Stockholders' equity attributed to Harvest Health & Recreation Inc.	370,170	373,641
Non-controlling interest	736	834
TOTAL STOCKHOLDERS' EQUITY	370,906	374,475
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$925,092	$856,635

The accompanying notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

HARVEST HEALTH & RECREATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended March 31,
	2021	2020
	(In thousands, except share and per share data)
Revenue, net of discounts	$88,826	$44,235
Cost of goods sold	(40,908)	(26,086)
Gross profit	47,918	18,149
Expenses
General and administrative (related party operating lease expense for the three months ended March 31, 2021 and 2020 was $200 and $187, respectively)	26,276	26,419
Sales and marketing	898	1,276
Share-based compensation	4,862	13,804
Depreciation and amortization	2,529	1,670
Total expenses	34,565	43,169
Operating income (loss)	13,353	(25,020)
Other (expense) income
Gain on sale of assets	1,795	2,419
Other income	1,504	9,050
Fair value of liability adjustment	(24,434)	6,945
Foreign currency gain (loss)	12	(138)
Interest expense (includes related party interest income for the three months ended March 31, 2021 and 2020 was $97 and $99, respectively)	(8,717)	(4,550)
Loss before taxes and non-controlling interest	(16,487)	(11,294)
Income taxes	(6,481)	(3,794)
Net loss from continuing operations before non-controlling interest	(22,968)	(15,088)
Net loss from discontinued operations, net of tax	—	(384)
Net loss before non-controlling interest	(22,968)	(15,472)
Net (income) loss attributed to non-controlling interest	(154)	88
Net loss attributed to Harvest Health & Recreation Inc.	$(23,122)	$(15,384)
Net loss per share - basic and diluted	$(0.06)	$(0.05)
Attributable to Harvest Health and Recreation Inc.	$(0.06)	$(0.05)
Attributable to discontinued operations, net of tax	$—	$—
Weighted-average shares outstanding - basic and diluted	407,632,006	304,179,427

The accompanying notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

HARVEST HEALTH & RECREATION INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(22,968)	$(15,472)
Net loss from discontinued operations, net of tax	—	384
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	3,519	2,454
Amortization of right-of-use assets	1,575	1,309
Amortization of debt issuance costs	861	1,011
Amortization of debt discount	371	405
Amortization of warrant expense	926	703
Noncash gain on earnout	—	(12,597)
Noncash gain on deconsolidation	—	(6,119)
Noncash loss on derecognition of asset	—	3,555
Gain on North Dakota divestment	(573)	—
Gain on sale leaseback transaction	(1,058)
Gain on legal settlements	(1,089)	—
Gain on lease derecognition	(357)	(70)
Change in fair value of financial liability	24,434	(6,945)
Deferred income tax expense	—	(945)
Share-based compensation	4,862	13,804
Noncash transaction expenses	64	—
Provision for bad debts and credit losses	80	—
Changes in operating assets and liabilities:
Accounts receivable	(4,506)	(1,102)
Inventory	(8,856)	(2,376)
Other assets	(2,764)	(2,364)
Income taxes payable	9,322	3,560
Accrued expenses and other liabilities	3,192	14,532
Accounts payable	3,217	1,730
Operating lease liabilities	(700)	(1,488)
Prepaid expenses and other current assets	202	(1,043)
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	9,754	(7,074)
NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES	—	(384)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,754	(7,458)
CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(14,397)
Sale leaseback transaction	22,280	—
Acquisitions/advances of intangibles	(1,660)	(1,180)
Acquisition deposits	51	—
Prepayment of acquisition consideration	—	4,573
Purchases of property, plant and equipment	(9,632)	(14,699)
Proceeds from divestments	2,121	—
Issuance of notes receivable	(261)	(462)
Payments received on notes receivable	229	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	13,128	(26,165)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	6,842	58,999
Proceeds from issuance of notes payable	—	40,773
Repayment of notes payable	(2,329)	(3,627)
Payment of finance lease liabilities	(44)	(11)
Fees paid for debt financing activities	—	(1,631)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,469	94,503
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	27,351	60,880
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	78,055	22,685
RESTRICTED CASH, BEGINNING OF PERIOD	4,542	8,000
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	82,597	30,685
CASH AND CASH EQUIVALENTS, END OF PERIOD	106,948	82,515
RESTRICTED CASH, END OF PERIOD	3,000	9,050
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$109,948	$91,565

The accompanying notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

HARVEST HEALTH & RECREATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,

	2021	2020
	(In thousands)
Supplemental disclosure with respect to cash flows
Interest paid	$744	$1,591
Taxes paid	406	501
Supplemental disclosure of non-cash activities
Shares issued for business acquisitions	—	4,692
Notes receivable issued upon North Dakota divestment	850	—
Notes receivable (net book value) settlement in exchange for investment	21,833	—
Financing obtained in exchange for property, plant, and equipment	2,581	—
Right-of-use assets obtained in exchange of operating lease liabilities	40,227	3,173

The accompanying notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

HARVEST HEALTH & RECREATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Shares			$ Amount
						Stockholders'
	Super	Multiple	Subordinate			Equity	Non-	TOTAL
	Voting	Voting	Voting	Capital	Accumulated	attributed	Controlling	STOCKHOLDERS'
(In thousands, except share data)	Shares	Shares	Shares	Stock	Deficit	to Harvest	Interest	EQUITY
BALANCE—December 31, 2020	2,000,000	1,828,422	220,913,258	$667,248	$(293,607)	$373,641	$834	$374,475
Shares issued	—	15,581	14,521	—	—	—	—	—
Capital contribution	—	—	—	382	—	382	230	612
Shares returned and cancelled	—	(2,545)	—	(1,000)	—	(1,000)	—	(1,000)
Warrants exercised for cash	—	15,000	2,369,422	6,842	—	6,842	—	6,842
Reclassification of warrant liability related to warrants exercised for cash	—	—	—	8,080	—	8,080	—	8,080
Acquisition of non-controlling interest	—	—	—	485	—	485	(485)	—
Divestiture of North Dakota assets	—	—	—	—	—	—	3	3
Conversions to subordinate voting shares	—	(220,393)	22,039,330	—	—	—	—	—
Share-based compensation	—	—	—	4,862	—	4,862	—	4,862
Net loss	—	—	—	-	(23,122)	(23,122)	154	(22,968)
BALANCE—March 31, 2021	2,000,000	1,636,065	245,336,531	$686,899	$(316,729)	$370,170	$736	$370,906

BALANCE—December 31, 2019	2,000,000	1,813,388	105,786,727	$481,182	$(233,977)	$247,205	$3,681	$250,886
Shares issued	—	418,439	—	58,999	—	58,999	—	58,999
Deconsolidation of Ohio entities	—	—	—	—	—	—	1,388	1,388
Shares issued in connection with acquisitions	—	307,169	283,550	59,785	—	59,785	—	59,785
Conversions to subordinate voting shares	—	(37,003)	3,700,300	—	—	—	—	—
Discount on notes payable	—	—	—	397	—	397	—	397
Conversion of convertible note payable	—	—	—	628	—	628	—	628
Share-based compensation	—	—	—	13,804	—	13,804	—	13,804
Net loss	—	—	—	—	(15,384)	(15,384)	(88)	(15,472)
BALANCE—March 31, 2020	2,000,000	2,501,993	109,770,577	$614,795	$(249,361)	$365,434	$4,981	$370,415

The accompanying notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

1.      Business Description

Harvest Health & Recreation Inc., a British Columbia corporation (the “Company” or “Harvest”) is a vertically integrated cannabis company that operates from “seed to sale.” The Company holds licenses or provides services to cannabis dispensaries in Arizona, California, Florida, Maryland, Nevada, North Dakota (on February 19, 2021, the Company completed the divestiture of its North Dakota retail assets) and Pennsylvania, with provisional licenses in Massachusetts. In addition, the Company owns CO2 extraction, distillation, purification and manufacturing technology used to produce a line of cannabis topicals, vapes and gems featuring cannabinoids and a hemp-derived product line sold in Colorado. The Company also owns, manufactures and distributes a portfolio of cannabis consumer packaged goods brands, including ROLL ONE, MODERN FLOWER, EVOLAB, CHROMA, CO2LORS, ALCHEMY, AVENUE, LOVELI, and CBX SCIENCES, to third-party licensed retail cannabis stores across the United States as well as to select retail stores the Company owns or operates, in addition to providing support services and financing to a Utah-licensed medical cannabis cultivator.

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

Harvest conducts business through wholly-owned and majority-owned operating subsidiaries, operating agreements and other commercial arrangements established to conduct the different business areas of each business (each an “Operating Subsidiary” and together, “Operating Subsidiaries”). The Company’s principal operating locations and type of operation are listed below:

State	Nature of Operations	Commencement Periods
Arizona - 15 locations	Retail Dispensary	September 2013 - September 2020
California - 4 locations	Retail Dispensary	December 2018 - October 2019
Florida - 6 locations	Retail Dispensary	February 2019 - July 2019
Maryland - 3 locations	Retail Dispensary	September 2018 - December 2019
North Dakota - 2 locations*	Retail Dispensary	July 2019 - August 2019
Pennsylvania - 9 locations	Retail Dispensary	September 2018 - March 2021
Arizona	Greenhouse/Outdoor Grow/Processing Lab	July 2015 - February 2020
Colorado - 1 location	Processing	Oct-20
Florida	Cultivation/Processing	February 2019 - December 2019
Maryland	Cultivation/Processing	September 2017 - July 2019
Nevada	Cultivation/Processing	August 2020
Pennsylvania	Cultivation/Processing	March 2020
Utah	Indoor Grow	October 2020

*	On February 19, 2021, the Company divested the two retail dispensary locations located in North Dakota for an immaterial amount of cash.

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

The Company’s corporate headquarters is located at 1155 W. Rio Salado Parkway, Suite 201, Tempe, AZ, 85281. The Company has one class of stock that is traded on the Canadian Stock Exchange (“CSE”) and on the OTCQX International tier of the OTC Markets in the U.S. (the “OTCQX”) under the symbols HARV and HRVSF, respectively. The stock price between the CSE and the OTCQX are identical after the U.S./Canadian currency exchange conversion.

2.       Significant Accounting Policies

(a)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company's management, have been included. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K filed with the SEC on March 30, 2021.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from the estimates and assumptions used.

(b)   Basis of Measurement

These unaudited condensed consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

(c)   Functional Currency

These unaudited condensed consolidated financial statements are presented in United States dollars, which is also the functional currency of the Company and its affiliates.

(d)   Basis of Consolidation

These unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021 include the accounts of the Company, all wholly-owned and majority-owned subsidiaries in which the Company has a controlling voting interest and, when applicable, variable interest entities in which the Company has a controlling financial interest or is the primary beneficiary. Investments in affiliates where the Company does not exert a controlling financial interest are not consolidated.

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

(e)   Discontinued Operations

The Company followed Accounting Standard Codification ("ASC") 360, Property, Plant, an Equipment, and ASC 205-20, Discontinued Operations, to report assets held for sale and discontinued operations.

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

See Note 4 for additional information.

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

Revenues consist primarily of wholesale and retail sales of cannabis, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the three months ended March 31, 2021 and 2020, respectively.

The Company has agreements in place whereby third-parties provide services or license the right to operate certain aspects of cannabis facilities owned by the Company. Under the terms of these agreements, the service provider operates various aspects of the business including procurement, production, regulatory compliance, marketing and sales, subject to oversight by the Company. The Company pays the service provider a fee for its services or in the case of licenses, the licensee pays the Company a license fee. The Company recorded $0.3 million and $6.4 million for the three months ended March 31, 2021 and 2020, respectively, on a gross basis. The determination that the Company was the principal under these agreements was made in accordance with ASC 606-10-55-36 through 55-40 and consists of the following analysis. The Company analyzed the agreements first to determine what the specified good or service is that is being provided. Secondly, whether the Company is in control of the goods prior to the goods being transferred to the customer. The specified goods consist of various cannabis products sold at either in a retail location or wholesale. In order to determine whether the Company had control of the specified goods prior to transfer to the customer, the terms of the agreements to provide the goods to the customers were evaluated. Pursuant to the terms of the agreements, the Company is at all times the owner of the products which is the marijuana and marijuana concentrates. Further, the service provider would not be able to sell the products to the customer without the use the of the Company’s license which permits it to sell marijuana under state law.

The following represents disaggregated revenue information:

(In thousands)	Retail	Wholesale	Licensing and other	Consolidated
Revenue for the three months ended March 31, 2021	$77,648	$9,293	$1,885	$88,826
Revenue for the three months ended March 31, 2020	$30,012	$6,065	$8,158	$44,235

3.       Recently Adopted and Issued Accounting Pronouncements

We adopted the following standard during the three months ended March 31, 2021, which did not have a material impact on our financial statements or financial statement disclosures:

Date Issued	Standard	Effective Date
December 2019	ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes	January 2021

The following GAAP standards has been recently issued by the accounting standards board. The Company is assessing the impact of this new standard on future consolidated financial statements. Pronouncements that are not applicable or where it has been determined the pronouncements do not have a significant impact on the Company have been excluded herein.

Date Issued	Standard	Effective Date
August 2020

ASU No. 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and contracts in an Entity's Own Equity

January 2022

4.        Discontinued Operations

Following the completion of the merger with Interurban Capital Group, LLC (formerly Interurban Capital Group, Inc.) (“ICG”), the Company sold ICG to a wholly owned subsidiary of Hightimes Holding Corp. (“Hightimes”) following the spinoff of certain assets. At the time of disposition, ICG’s primary assets consisted of rights to acquire eight “Have A Heart”-branded cannabis dispensaries in California (the “California HAH Dispensaries”). In addition, the Company agreed to sell Hightimes the equity of two additional entities controlled by Harvest that are seeking cannabis dispensary licenses in California (the “Harvest Dispensaries”). As a result, assets and liabilities allocable to these operations were classified as held for sale. In addition, revenue and expenses, gains and losses relating to the discontinuation of the California HAH Dispensaries operations were eliminated from profit or loss from the Company’s continuing operations for all periods presented.

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

Discontinued operations are presented separately from continuing operations in the unaudited Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020. There was no material impact from discontinued operations to the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021.

(In thousands)	Three Months Ended March 31, 2020
Revenue, net of discounts	$782
Cost of goods sold	(657)
Gross profit	125
Expenses
General and administrative	325
Sales and marketing	22
Depreciation and amortization	18
Total expenses	365
Operating income (loss)	(240)
Other (expense) income
Interest expense	(6)
Loss before taxes and non-controlling interest	(246)
Income taxes	(138)
Loss from continuing operations before non-controlling interest	(384)
Net loss from discontinued operations, net of tax	384
Net loss attributed to Harvest Health & Recreation Inc.	$—

The following table is a summary of the assets and liabilities of discontinued operations:

(In thousands)	March 31, 2021	December 31, 2020
ASSETS
Inventory, net	$93	$93
Other current assets	33	33
Property, plant and equipment, net	1,747	1,747
Right-of-use asset, net	3,593	3,593
Intangibles assets, net	894	894
Other assets	221	225
Assets from discontinued operations	$6,581	$6,585

LIABILITIES
Lease liability, net of current portion	718	718
Liabilities from discontinued operations	$718	$718

5.       Inventory

The Company’s inventory consisted of:

(In thousands)	March 31, 2021	December 31, 2020
Raw materials	$15,284	$12,632
Work in progress	6,729	5,634
Finished goods	24,604	19,718
Total inventory	46,617	37,984
Reserve	(1,424)	(1,122)
Total inventory, net	$45,193	$36,862

6.        Notes Receivable

The Company's notes receivable consisted of:

(In thousands)	March 31, 2021	December 31, 2020
Secured promissory notes dated November 2020 in the principal amount of $12.0 million with a maturity date of November 9, 2025; monthly payments of $0.1 million, inclusive of principal and interest. Balloon payment of $8.4 million due at maturity. Interest rate of 7.5% per annum.	$11,771	$12,000
Secured promissory notes dated February 2020 through February 2021 in the principal amount of $13.7 million with maturity dates from August 2021 to February 2022; principal is due at maturity. Interest rates of 6 - 8% per annum, due at maturity.	13,732	13,471
Secured promissory notes, created from the CannaPharmacy acquisition, dated April and June of 2019 in the principal amount of $11.6 million with maturity dates in April and June of 2021; principal is due at maturity. Interest rate of 8% per annum, due quarterly.	456	456
Secured convertible promissory note, due from Falcon International Corp. ("Falcon") and subsidiaries, dated June 7, 2019 in the principal amount of up to $40.4 million with maturity date of June 6, 2022; principal is due at maturity. Interest rate of 4% per annum, due at maturity.(1)	—	25,525
Unsecured convertible promissory notes, due from Falcon and its subsidiaries, dated October 2018 through February 2019 in the principal amount of $24.5 million with maturity dates of August to November 2019; principal is due at maturity. Interest rate of 8% per annum, due at maturity.(1)	—	24,499
Secured revolving notes dated December 2018 through January 2019 in the principal amount of up to $30.0 million with maturity dates of December 2019 to February 2020; principal is due at maturity. Interest rates of 8.25 - 8.5% per annum with interest payments due monthly.(2)	3,581	3,581
Secured promissory notes dated February 2021 in the principal of up to $0.9 million with a maturity date of February 19, 2022; principal is due at maturity. Interest rate of 10.0% per annum with interest payments due monthly.	850	—
Gross notes receivable	30,390	79,532
Less: provision for impairment of notes receivable	(629)	(29,713)
Total notes receivable, net of allowance	29,761	49,819
Less: current portion of notes receivable	(18,725)	(31,608)
Notes receivable, long-term portion	$11,036	$18,211

(1)
These notes were settled as part of the Falcon Lawsuit settlement. $29.1 million of the provision for impairment of notes receivable related to these notes was written off in relation to this settlement. See Note 10 for additional information.
(2)
These notes are currently in default. The Company is negotiating a settlement agreement with the debtor and, at this time, expects to receive the full principal balance. The Company's provision for expected credit losses as of March 31, 2021 includes $0.3 million related to these notes.

Stated maturities of the notes receivable are as follows:

(In thousands)	Expected Principal Payments
2021 (9 months)	$11,240
2022	8,526
2023	728
2024	784
2025	9,112
$30,390

7.       Leases

The Company primarily leases space for corporate offices, retail, cultivation and manufacturing under non-cancellable operating leases with initial terms typically ranging from 1 to 20 years. The Company had one finance lease at March 31, 2021.

On January 11, 2021, the Company purchased a cultivation property located in Reading, Pennsylvania. The property consists of approximately 1.36 acres of land and close to 46,800 square feet of combined office and cultivation space. The purchase price of the property was $5.2 million and was considered a finance lease prior to the building purchase.

On January 20, 2021, the Company sold an industrial property totaling approximately 292,000 square feet for $23.8 million. Concurrent with the sale, Harvest entered into a triple net lease with Innovative Industrial Properties, Inc. (“IIP”) to lease back the property. The lease is for a term of 20 years with an extension option. At commencement, the Company was not reasonably certain to exercise the extension option. Harvest plans to continue to operate the property as a licensed cultivation and processing facility and expects to recover up to approximately $10.8 million in tenant improvements from IIP. The total proceeds for the transaction are expected to be approximately $34.6 million. The Company determined control of the assets transferred to IIP, the sale price represented the fair value of the underlying assets sold, and the Company does not have continuing involvement with the property sold other than a normal leaseback. The Company received net proceeds of $22.3 million from the sale, after deducting a security deposit of $1.2 million, other transactions costs of $0.3 million, and incurred a gain of $1.1 million.

The following table presents assets and liabilities within the Condensed Consolidated Balance Sheets:

Lease and Classification	March 31, 2021	December 31, 2020
Operating Leases:	(In thousands)
Right-of-use asset, net	$104,485	$66,464
Lease liability, current portion	$2,203	$3,041
Lease liability, net of current portion	$103,629	$64,232

Finance Leases:
Property, plant and equipment, net(1)	$408	$5,523
Other current liabilities	$136	$5,504

(1)
Finance lease assets are recorded net of accumulated amortization of less than $0.1 million as of March 31, 2021 and December 31, 2020, respectively.

The Company recognized the following amounts within the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating lease expense	$4,488	$2,799
Interest on lease liabilities	$4	$3
Expenses related to short-term leases	$209	$463
Expenses related to variable payments	$190	$241

The Company's sublease income is immaterial.

Other information:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$3,626	$2,311
Operating cash flows from finance leases	$4	$3
Financing cash flows from finance leases	$44	$11

The Company’s lease terms and discount rates were as follows:

Weighted average remaining term (in years):	March 31, 2021	March 31, 2020
Operating	14.4	6.5

Weighted average discount rate:
Operating	12.33%	9.84%
Finance	10.00%	10.00%

The Company had one finance lease with a remaining term of less than 12 months and 21 months at March 31, 2021 and 2020, respectively.

8.       Divestitures

In February 2020, the Company divested of non-operating retail and cultivation entities, primarily consisting of two entities that hold cannabis licenses and various real estate and equipment. In accordance with ASC 810-10-40, Derecognition, control ceased, and the Company deconsolidated its interest in the entities. A related party to the Company holds an interest of 49% which it recognized as an equity method investment due to the related party's significant influence. The carrying value of the assets was derecognized along with the corresponding recognition of the fair value of the equity method investment resulting in a gain of $3.2 million. In conjunction with the assets being deconsolidated, the Company issued a $12.0 million note receivable to the entities in exchange for the real property and other plant and equipment deconsolidated at the time. This resulted in an additional $8.7 million gain during the three months ended March 31, 2020.

9.       Intangible Assets and Goodwill

Intangible assets, including goodwill, as of December 31, 2020 and March 31, 2021 consisted of the following:

Gross carrying amount (in thousands)	Weighted average useful lives (years)	December 31, 2020	Additions	Dispositions/ Adjustments	March 31, 2021
Definite life intangible assets:
Patient relationships	2.0	$820	$—	$—	$820
Technology	9.9	18,058	—	—	18,058
Software	5.0	241	155	(145)	251
Other	3.0	410	253	—	663
Indefinite life intangible assets:
Licenses and permits		253,866	483	—	254,349
Internally developed		1,113	769	(293)	1,589
Trade names		2,400	—	—	2,400
Total intangible assets		276,908	1,660	(438)	278,130
Goodwill		116,041	—	135	116,176
Total gross carrying amount		$392,949	$1,660	$(303)	$394,306

Accumulated amortization (in thousands)(1)		December 31, 2020	Amortization	Dispositions/ Adjustments	March 31, 2021
Definite life intangible assets:
Patient relationships		$820	$—	$—	$820
Technology		3,913	464	8	4,385
Software		57	3	(21)	39
Total accumulated amortization		4,790	467	(13)	5,244
Total intangible assets, net and goodwill		$388,159	$1,193	$(290)	$389,062

(1)
Amortization expense for Other intangible assets was less than $0.1 million during the three months ended March 31, 2020.

Intangible assets with definite lives are amortized over their estimated useful lives. The Company recorded amortization expense of $0.5 million included in depreciation and amortization, in the Condensed Consolidated Statements of Operations, for both the three months ended March 31, 2021 and 2020. Amortization periods for assets with definite lives are based on management's estimates at the date of acquisition.

Based solely on the amortizable intangible assets recorded at March 31, 2021, estimated amortization expense for the remainder of fiscal 2020 through fiscal 2025 and thereafter is as follows:

(In thousands)	Estimated Amortization Expense
2021 (9 months)	$1,675
2022	2,139
2023	2,039
2024	1,812
2025	1,791
Thereafter	5,092
Total amortization expense	$14,548

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives, impairment charges or other relevant factors or changes.

10.       Corporate Investments

The carrying values of the Company's investments are as follows:

(In thousands)	March 31, 2021	December 31, 2020
Investment in Hightimes	$19,091	$19,091
Investment in Falcon	21,833	—
Corporate investments	$40,924	$19,091

The Company is not able to readily determine the fair value of either of the Company's equity investments listed in the table above. The investments are therefore accounted for under the measurement alternative whereby the investments are held at cost and adjusted for impairments and observable price changes, if any.

On March 13, 2021, the Company settled a lawsuit with Falcon International, Inc. ("Falcon") whereby the Company received 10% equity ownership in Falcon and each share received came with a 10-year warrant to acquire two common shares of Falcon at an exercise price of $1.91 per warrant. In exchange, the Company settled the $50.0 million of notes receivable, including accrued interest receivable, due from Falcon. Based on the net book value of the notes receivable settled, the Company estimated the fair value of the equity and warrants received to be $21.8 million at settlement.

On June 22, 2020, the Company sold a wholly owned subsidiary to a subsidiary of Hightimes following the spinoff of certain assets. Consideration received by the Company included 600,000 of Series A Preferred Stock. The Series A Preferred Stock has a stated or liquidation value of $100 per share. The Company may convert all or a portion of the Series A Preferred Stock into shares of Hightimes Class A voting Common Stock at a conversion price per share of $11, subject to adjustment to $1 per share, based on the 11-for-one forward stock split of the Hightimes Common Stock to be consummated upon completion of Hightimes’ Regulation A+ initial public offering; provided, that in no event shall the number of shares of Hightimes Common Stock issuable upon full conversion of the Series A Preferred Stock, exceed 19% of the issued and outstanding shares of Hightimes Common Stock, after giving effect to such optional conversion. Based on the assets transferred, the Company estimated the fair value of the shares of Series A Preferred Stock received to be $19.1 million when the sale closed.

No impairments or observable price changes were identified during the three months ended March 31, 2021.

11.       Other Current Liabilities

The Company's other current liabilities consisted of:

(In thousands)	March 31, 2021	December 31, 2020
Accrued inventory purchases	$8,346	$7,886
Accrued expenses	7,323	5,607
Accrued interest payable	6,428	369
Accrued payroll and benefits	4,604	4,353
Accrued capital expenditures	2,436	3,133
Finance lease liabilities(1)	136	5,504
Other	5,675	2,044
Total other current liabilities	$34,948	$28,896

(1)
See Note 7 for additional information.

12.     Notes Payable

The Company's notes payable consisted of:

(In thousands)	March 31, 2021	December 31, 2020
Secured promissory note dated March 2020, in the principal amount of $10.0 million with a maturity of March 2022. Monthly interest payments of 9% per annum. Principal balance due at maturity.(1)	$10,000	$10,000
Unsecured promissory note dated February 2020, in the principal amount of $6.7 million with a maturity of February 2023. Monthly interest payments at 4% per annum. Annual payments of $2.2 million, inclusive of interest at 4%, due beginning February 2021 with remaining principal due at maturity.	4,699	6,650
Secured promissory notes dated December 2019, in the principal amount of $93.4 million with a maturity of December 2022. Semi-annual interest payments at 15% per annum. Principal balance due at maturity.(2)	93,390	93,390
Secured promissory notes dated December 2019, in the principal amount of $42.4 million with a maturity of December 2022. Semi-annual interest payments at 9.25% per annum. Principal balance due at maturity.(3)	42,404	42,404
Secured convertible promissory note dated December 2019, in the principal amount of $10.0 million with a maturity of December 2021. Semi-annual interest payments at 9% per annum. Principal balance due at maturity.(4)	10,000	10,000
Secured promissory notes dated October 2019, in the principal amount of $6.5 million with a maturity of October 2021. Monthly interest payments at 8.95% per annum. Principal balance due at maturity.	6,500	6,500
Secured promissory notes dated September and October 2019, in the principal amount of $2.6 million with maturities of October 2024. Monthly interest payments at 5.5% and 8.75% per annum. Principal balance due at maturity.(5)	2,480	2,505
Secured promissory note dated June 2019, in the principal amount of $4.0 million with a maturity of June 2024. Interest at LIBOR plus 2.5% per annum, payable monthly. Principal balance due based on 25-year amortization schedule with balloon payment at maturity.(6)	3,925	4,000
Unsecured convertible debentures dated May 2019, in the principal amount of $100.0 million with a maturity of May 2022. Semi-annual interest payments at 7% per annum. Principal balance due at maturity.(7)	100,000	100,000
Other unsecured promissory notes	5,200	4,039
Other secured promissory notes	4,787	1,275
Total notes payable	283,385	280,763
Less: unamortized debt discounts and issuance costs	(13,626)	(15,787)
Net amount	269,759	264,976
Less: current portion of notes payable	(29,713)	(20,910)
Notes payable, net of current portion	$240,046	$244,066

(1)
Carrying value includes debt discount of $0.7 million.
(2)
Carrying value includes debt issuance costs of $2.6 million.
(3)
Carrying value includes debt issuance costs of $1.3 million and warrants of $3.6 million.
(4)
Carrying value includes debt discount of $0.4 million.
(5)
Carrying value includes debt issuance costs of $0.1 million.
(6)
Carrying value includes debt issuance costs of $0.1 million.
(7)
Carrying value includes debt issuance costs of $1.7 million and warrants of $3.1 million.

Stated maturities of debt obligations and expected interest payments are as follows:

(In thousands)	Expected Principal Payments	Expected Interest Payments
2021 (9 months)	$20,156	$27,598
2022	251,706	21,245
2023	5,328	461
2024	5,694	217
2025	501	19
	$283,385	$49,540

13.       Share-based Compensation

Stock options

During 2018, the Compensation Committee of the Company's Board of Directors approved a share-based compensation plan. The purpose of the plan is to promote the interests of the Company and its stockholders by aiding the Company in attracting and retaining employees, officers, consultants, advisors and non-employee directors capable of assuring the future success of the Company. The stock options granted are non-qualified and generally vest in 25% increments over a four-year period and expire 10 years from the grant date.

A summary of the status of the options outstanding follows:

	Number of Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2020	14,380,875	$5.02
Forfeited/Cancelled	(1,536,375)	7.23
Granted	553,500	4.08
Balance as of March 31, 2021	13,398,000	$4.73	$5,535,653

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2021, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on March 31, 2021. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding.

The following table summarizes the Subordinate Voting Shares stock options that remain outstanding as of March 31, 2021:

Security Issuable	Expiration Date	Number of Stock Options	Exercise Price	Stock Options Exercisable
Subordinate Voting Shares	November 2028 - February 2031	13,398,000	$1.09 - $8.75	5,205,375

The following table summarizes the Subordinate Voting Shares stock options that remain outstanding as of December 31, 2020:

Security Issuable	Expiration Date	Number of Stock Options	Exercise Price	Stock Options Exercisable
Subordinate Voting Shares	November 2028 - December 2030	14,380,875	$1.09 - $8.75	2,326,000

During the three months ended March 31, 2021 and 2020, the Company recorded $4.8 million and $13.8 million of share-based compensation expense for stock options granted and vested during the period, respectively.

The fair value of the stock options granted was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions at the time of grant:

	2021	2020
Risk-Free Annual Interest Rate	2.25%	2.00% - 2.25%
Expected Annual Dividend Yield	0%	0%
Expected Stock Price Volatility	99%	83% - 99%
Expected Life of Stock Options	6.25 Years	6.25 Years

Volatility was estimated by using the average historical volatility of comparable companies from a representative peer group of publicly traded cannabis companies. The expected life represents the period of time that the options issued are expected to be outstanding. The risk-free rate is based on Government of Canada bond issues with a remaining term approximately equal to the expected life of the options.

During the three months ended March 31, 2021 and 2020, the weighted-average fair value of stock options granted was $3.26 and $2.21 per option, respectively. As of March 31, 2021 and 2020, stock options outstanding had a weighted-average remaining contractual life of 8.6 and 8.9 years, respectively. At March 31, 2021, the total unrecognized compensation cost related to the non-vested awards granted and expected to vest was $16.0 million. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Restricted stock units

On December 31, 2020, the Company granted 208,348 restricted stock units. These restricted stock units vest in 2021. On April 6, 2020, the Company granted 98,765 restricted stock units. These restricted stock units vest throughout 2020 and 2021. The following table summarizes the status of the restricted stock units:

	Number of Restricted Stock Units	Weighted- Average Grant Price
Balance as of December 31, 2020	241,273	$2.01
Granted	—	—
Vested	(76,778)	1.73
Balance as of March 31, 2021	164,495	$2.14

During the three months ended March 31, 2021, the Company recorded $0.1 million of share-based compensation expense for restricted stock units granted and vested during the period. No share-based compensation expense for restricted stock was recorded during the three months ended March 31, 2020.

14.     Stockholders' Equity

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

Warrants

During the three months ended March 31, 2021, the Company issued 307,856 stock warrants to purchase the Company’s SVS. These warrants were issued upon exercise of compensation warrants held by underwriters of the bought deal completed by the Company on October 28, 2020. The company did not record any share-based compensation expense for stock warrants outstanding during the period. The stock warrants qualify for liability classification in accordance with ASC 815, Derivatives and Hedging.

A summary of the status of the stock warrants outstanding, on an as-converted basis for SVS, is as follows:

	Number of Stock Warrants	Weighted- Average Exercise Price
Balance as of December 31, 2020	24,407,114	$4.11
Issued	307,856	2.40
Exercised	(3,253,712)	1.78
Balance as of March 31, 2021	21,461,258	$4.25

The following table summarizes the stock warrants that remain outstanding as of March 31, 2021:

Security Issuable	Expiration Date	Number of Stock Warrants	Exercise Price	Stock Warrants Exercisable
Subordinate Voting Shares	May 2022 - December 2025	17,426,258	$2.43 - $14.45	17,426,258
Multiple Voting Shares	April 2021 - April 2023	40,350	$104.65	40,350

The following table summarizes the stock warrants that remain outstanding as of December 31, 2020:

Security Issuable	Expiration Date	Number of Stock Warrants	Exercise Price	Stock Warrants Exercisable
Subordinate Voting Shares	May 2022 - April 2023	18,872,114	$2.40 - $14.27	18,872,114
Multiple Voting Shares	April 2021 - April 2023	55,350	$103.36	55,350

The fair value of the stock warrants granted was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions at the time of issuance:

	2021	2020
Risk-Free Annual Interest Rate	0.11% - 0.16%	2.15%
Expected Annual Dividend Yield	0%	0%
Expected Stock Price Volatility	95%	70% - 99%
Expected Term	2.2 - 2.3 Years	1.0 - 5.0 years

Expected volatility was estimated by using the Company’s historical share price volatility for a period similar to the expected life of the warrants. The expected term represents the period of time that the stock warrants issued are expected to be outstanding. The risk-free interest rate, using the expected life of the warrants, is based on the U.S. Treasury yield curve in effect at the time of issuance.

The fair value of the stock warrants granted was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions at March 31, 2021:

Risk-Free Annual Interest Rate	0.01% - 0.92%
Expected Annual Dividend Yield	0%
Expected Stock Price Volatility	84% - 114%
Expected Term	0.1 - 4.8 years

During the three months ended March 31, 2021 and 2020, the fair value of the stock warrants granted was $2.35 and $1.19 per warrant, respectively. As of March 31, 2021 and 2020, stock warrants outstanding have a weighted-average remaining contractual life of 1.6 and 2.2 years, respectively.

Warrants exercised for cash

During the three months ended March 31, 2021, the Company issued 15,000 MVS and 2,369,422 SVS as a result of warrant exercises (including 615,710 SVS issued in relation to compensation warrants exercised) and received cash proceeds of approximately $6.8 million.

Shares held in escrow

As of March 31, 2021, the Company has 2,000,000 SVS held in escrow to be released on the achievement of certain milestones. The conditions for release were not met as of March 31, 2021. The shares are non-employee compensation for raising equity.

The following presents the total outstanding SVS if converted as of March 31, 2021:

Share Class	Number of Shares at March 31, 2021	Conversion Factor	Total Subordinated Voting Shares if Converted
Super Voting Shares	2,000,000	1	2,000,000
Multiple Voting Shares	1,636,065	100	163,606,500
Subordinate Voting Shares	245,336,531	1	245,336,531
Total			410,943,031

15.       Net Loss Per Share

Calculation of net loss per common share attributable to Harvest Health & Recreation Inc. is as follows:

	For The Three Months Ended March 31,
(In thousands, except share and per share data)	2021	2020
Net loss attributable to Harvest Health & Recreation Inc.	$(23,122)	$(15,384)
Net loss attributable to discontinued operations, net of tax	$—	$(384)
Basic weighted-average number of shares outstanding	407,632,006	304,179,427
Net loss per share attributable to Harvest Health & Recreation Inc. - basic and diluted	$(0.06)	$(0.05)
Net loss per share attributable to discontinued operations, net of tax	$—	$—

As the Company is in a loss position for both the three months ended March 31, 2021 and 2020, the inclusion of shares issuable upon exercise of stock options, vesting of restricted stock, exercise of warrants, and conversion of debt in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation. The weighted-average number of shares outstanding assumes the conversion of all MVS and Super Voting Shares to SVS.

The following table summarizes the potential SVS that were excluded as they were anti-dilutive:

	March 31,
	2021	2020
Stock options and restricted stock units	13,562,495	19,354,750
Warrants(1)	22,216,904	9,150,996
Convertible debt	12,183,868	32,041,357
	47,963,267	60,547,103

(1)
Includes the outstanding compensation warrants issued for underwriting services in the October 2020 bought financing.

16.     Commitments and Contingencies

Regulatory environment

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits or licenses that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulation as of March 31, 2021, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

Contingencies

Claims & legal proceedings

From time to time, the Company may be involved in legal proceedings, including litigation or regulatory proceedings relating to claims arising out of operations in the normal course of business. In accordance with the current accounting standards for loss contingencies under ASC Topic 450, we establish reserves for litigation-related matters that arise from the ordinary course of our business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. By their nature, the amount of the contingency and the timing of a contingent event and any resulting accounting recognition are subject to our judgment of such events and our estimates of the amounts. Below we provide a description of potentially material legal proceedings and claims.

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

On March 6, 2020, the U.S. District Court for the District of Arizona ordered the parties to the stipulation to binding, private arbitration of the matter before the AAA. The remedies the Company seeks in the AAA arbitration include rescission and/or termination of the Falcon Merger Agreement, all agreements entered into in connection with the Falcon Merger Agreement and the “Control Person Transaction” discussed below, an award of restitutionary damages from Falcon and its shareholders including repayment of funds advanced pursuant to promissory notes issued by Falcon and its subsidiaries in connection with the Falcon Merger Agreement, appointment of a receiver for Falcon and an award of attorneys’ fees, arbitration forum fees and costs. Remedies sought by the Company in arbitration also include rescission and/or termination remedies concerning the “Control Person Transaction” referenced in that certain Membership Interest Purchase Agreement entered into among James Kunevicius and Edlin Kim (collectively, the “Selling Owners”), Elemental Concepts, LLC and Compass Point, LLC (the “Sellers”) and Harvest of California, LLC (a wholly owned subsidiary of the “Company”) dated June 7, 2019 (the “MIPA”). Pursuant to the terms of the MIPA, the Company purchased 100% of the membership interests in two entities that hold commercial cannabis licenses in California (the “Purchased Interests”) for a purchase price of $4.1 million (the “Purchase Price”). These remedies include seeking an order which would effectively require the equivalent of the Selling Owners and the Sellers being required to repurchase from the Company all of the Purchased Interests for an amount equal to the Purchase Price as provided for in the MIPA.

On July 2, 2020, Falcon and two of its shareholders filed a counterclaim against the Company in the AAA arbitration proceeding. The counterclaim alleges that the Company breached the Falcon Merger Agreement, breached an implied covenant of good faith and fair dealing and intentionally interfered with Falcon’s prospective business relations and seeks monetary damages of $50.0 million pursuant to the Falcon Merger Agreement. On March 13, 2021, the parties entered into a binding settlement agreement, resulting in a final dismissal of all litigation and arbitration between them arising out of the 2019 merger agreement. In accordance with the settlement terms, Harvest owns a 10% equity interest in Falcon. Each share comes with a 10-year warrant entitling Harvest to purchase two (2) common shares of Falcon at an exercise price of $1.91, subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and similar corporate events. See Note 10 for additional information.

AGRiMED Industries of PA, LLC

The Company appealed the Commonwealth of Pennsylvania Department of Health (“PDOH”), June 2019 denial of the renewal of a grower/processor permit issued to AGRiMED Industries of PA, LLC (“AGRiMED”) which the Company acquired through a Membership Interest Purchase Agreement on May 20, 2019. On August 28, 2019, AGRiMED filed a timely Notice of Appeal with the PDOH Docket No. 19-068 GP on the grounds that, among other things, the PDOH is equitably estopped and abused its discretion in refusing to renew AGRiMED’s permit, given AGRiMED’s recent change in ownership, the PDOH’s awareness of that change, and the limited scope of AGRiMED’s operations at the time of the non-renewal, of which the PDOH was similarly aware. Further, AGRiMED asserted that the PDOH had failed to provide AGRiMED with an opportunity to respond to or otherwise cure or correct any alleged violations identified by the PDOH. On May 6, 2021 the PDOH entered into a settlement agreement regarding the AGRiMED permit which allows for the conditional renewal of the permit and its operation by the Company as early as August 15, 2021.

The AGRiMED permit is still subject to litigation from a third-party seeking revocation of the permit. The possible revocation is related to an administrative challenge filed by Bay LLC, which was the next highest scoring applicant when AGRiMED was awarded a permit. Bay LLC’s objection to the award of the AGRiMED permit is due to the fact that one of AGRiMED’s principals (pre-Harvest’s MIPA to operate the permit) failed to disclose a criminal conviction on the AGRiMED application. On November 9, 2020, the PDOH Deputy Secretary ruled that the AGRiMED permit should not be revoked based upon an equitable estoppel theory. On December 3, 2020 Bay

LLC filed a Petition for Review of the November 9, 2020 PDOH determination in the Pennsylvania Commonwealth Court. Briefing of that appeal is expected to be complete in May 2021.

Rainbow lease and real estate litigation

On June 4, 2020, Rainbow HAH Council Bluffs LLC, Rainbow HAH Santa Cruz LLC, Rainbow HAH Coalinga LLC and Rainbow Realty Group LLC (collectively, the “Plaintiffs”) filed a complaint in the Supreme Court of the State of New York, County of Nassau (Index No.: 605323/2020) against the Company and certain of its subsidiaries and certain of its current officers and directors, including Scott Atkison (the “Harvest Defendants”), ICG and certain of its subsidiaries, Hightimes Holding Corp. and one of its subsidiaries, Ryan Kunkel (“Kunkel”) and James Dennedy (“Dennedy”). Mr. Atkison is a former shareholder and director of ICG and is a party to the Agreement and Plan of Merger and Reorganization, dated March 13, 2020, between a wholly-owned subsidiary of the Company and ICG (the “ICG Merger Agreement”) and as result thereof, he, along with other former ICG shareholders including Daniel Reiner, a shareholder of the Company the beneficial owner of greater than 5% of our equity securities, may have indemnification obligations to the Company. On September 24, 2020, the Plaintiffs filed an amended complaint (the “Amended Rainbow Complaint”). The Amended Rainbow Complaint alleges, among other things, that the Plaintiffs were fraudulently induced by Kunkel and Dennedy and aided and abetted by the Harvest Defendants into paying $3.5 million to purchase three cannabis dispensaries that were leased by Have a Heart branded dispensaries in Council Bluffs, Iowa, Coalinga, California and Santa Cruz, California (the “Gerra Properties”). The properties were sold to the Plaintiffs by Gerra Capital Management which was owned and controlled by certain former ICG directors and shareholders which included Kunkel and Dennedy. The Amended Rainbow Complaint alleges breach of lease, breach of guaranty, breach of the implied covenant of good faith and fair dealing, fraud in the inducement, conspiracy to commit fraud, aiding and abetting fraud, violations of debtor creditor law and piercing the corporate veil (the “Rainbow Litigation”).

The Rainbow Litigation is in the pleading stage of litigation. In December 2020, the case transferred to the Commercial Division of the Supreme Court of the State of New York, County of New York (Index No.: 452625/2020). According to a stipulation between the parties, the Harvest Defendants were scheduled to respond to the Amended Rainbow Complaint by April 5, 2021. No discovery has commenced. The Harvest Defendants are prepared to vigorously defend themselves and believe that the allegations against them lack merit. Nevertheless, the Harvest Defendants are working on a settlement agreement with the Plaintiffs which would obviate the need for a response to the Amended Complaint.  The Company is evaluating potential claims against the former stockholders of ICG pursuant to the ICG Merger Agreement, Kunkel, Dennedy and the other owners of the Gerra Properties, some of whom are former ICG directors and shareholders.

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

17.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes (“ASC 740”), on a tax jurisdictional basis. The Company files a consolidated as well as several standalone company U.S. income tax returns and, at the federal level, its gross profits or income and losses are taxed at 21%. The Company's effective tax rate varies from the U.S. Federal statutory rate due to permanent non-deductible IRS Section 280e differences, pass-through entities, and non-controlling interests. The Company recorded income tax expense of $6.5 million and $3.8 million for the three months ended March 31, 2021 and 2020, respectively

The net deferred income tax liability was $53.1 million as of both March 31, 2021 and December 31, 2020 and consists primarily of future tax impacts of the book and tax differences in fixed asset depreciation and intangibles acquired through purchase accounting.

During the three months ended March 31, 2021 and 2020, respectively, the Company recognized an immaterial amount of interest and penalties. The Company has not established valuation allowances against any U.S. Federal or state deferred tax assets.

18.     Related Party Transactions

Related party notes receivable

(In thousands)	March 31, 2021	December 31, 2020
Secured promissory notes dated February 2020(1)	$6,732	$6,471
Secured revolving notes dated December 2018 through January 2019(2)	3,581	3,581
Total due from related party (current portion notes receivable)	$10,313	$10,052

(1)
Secured promissory note dated February 2020, and amended February 2021, in the aggregate principal amount of $6.7 million with maturity date February 2022; principal is due at maturity. Interest rate of 6% per annum, due at maturity. The secured note of $6.7 million is due from Harvest of Ohio LLC, an Ohio limited liability company owned 49% by Steve White, the Chief Executive Officer of the Company, and an entity in which the Company has an investment interest. The Company accounts for the investment interest under the equity method. During the three months ended March 31, 2021 and 2020, interest income was $0.1 million and less than $0.1 million, respectively.
(2)
Secured revolving notes dated December 2018 through January 2019 in the aggregate principal amount of $3.6 million which are due from AINA We Would LLC, the borrower, of which Harvest owns a 25% interest. The notes mature between December 2019 and February 2020 and the principal is due at maturity. The secured revolving notes which mature between December 2019 and February 2020 are currently in default. The Company is negotiating a settlement agreement with the debtor and, at this time, expects to receive the full principal balance. The secured revolving notes have interest rates of 8.25 - 8.5% per annum with interest payments due monthly. AINA We Would LLC can draw up to $30.0 million, with each advance subject to the approval of AINA We Would LLC and the Company in their sole discretion. No interest income was recorded during the three months ended March 31, 2021 and $0.1 million of interest income was recorded during the three months ended March 31, 2020.

Related party leases

Included in the Condensed Consolidated Balance Sheets are the following amounts recorded for leases with related parties:

(In thousands)	March 31, 2021	December 31, 2020
Right-of-use assets for operating leases, net	$5,564	$5,621
Operating lease liability, current portion	(142)	(135)
Operating lease liability, net of current portion	(5,557)	(5,595)

AZRE2, LLC owns a building located at 300 East Cherry Street, Cottonwood, Arizona 86326, which it leases to Harvest to use as a cultivation facility. The lease commenced on August 1, 2019 for a 15 year term and rent payments were approximately $0.1 million for both the three months ended March 31, 2021 and 2020. The Company incurred rent expense of $0.1 million in relation to this lease for both the three months ended March 31, 2021 and 2020. Jason Vedadi, the former Chairman of the Board of Harvest, is the sole owner of AZRE2, LLC. $1.4 million is due to Karma Capital, LLC, an entity wholly owned by Mr. Vedadi, to pay back the loan given to purchase the Cottonwood property.

Karma Capital, LLC owns a building located at 2726-2734 E. Grant Road Tucson, Arizona 85716, which it leases to Harvest to use as a dispensary. The lease commenced on July 1, 2017 for a 15 year term and rent payments were less than $0.1 million for both the three months ended March 31, 2021 and 2020. The Company incurred rent expense of less than $0.1 million in relation to this lease for both the three months ended March 31, 2021 and 2020. Mr. Vedadi, the former Chairman of the Board of Harvest, is the sole owner of Karma Capital, LLC.

Earbuds, LLC owns a building located at 4370 Tonawanda Trail Beaver Creek, Ohio 45430, which it leases to Harvest to use as a dispensary. The lease commenced on April 1, 2020 for a 15 year term and rent payments were less than $0.1 million for the three months ended March 31, 2021. There was also an additional fee paid of approximately $0.1 million provided to the landlord for previous costs incurred to purchase the building in 2020. The Company incurred rent expense of less than $0.1 million in relation to this lease for the three months ended March 31, 2021. Each of Mr. Vedadi, the former Chairman of the Board of Harvest, Joseph Sai, Harvest’s Chief of Staff and Howard Hintz, Harvest’s former Director of Contracts, are partners of Earbuds, LLC. Each of the three partners of Earbuds, LLC are entitled to an equal distribution share of the accrued rental income. $0.4 million is due to SMRE LLC (an entity owned by Mr. Sai), Things Change LLC (an entity owned by Mr. Hintz) and TJV-168 LLC (an entity owned by Mr. Vedadi) to pay back the loan given to purchase the Beaver Creek, OH property. Each partner loaned $0.1 to Earbuds, LLC to acquire the property.

On February 9, 2021, we cancelled 2,545 Multiple Voting Shares held by Touraj Jason Vedadi in exchange for extinguishing our right of first refusal under the Separation Agreement (as more fully described and qualified by reference to Exhibit 10.1 of this Quarterly Report on Form 10-Q, Amendment to Separation Agreement and General Release, by and between Jason Vedadi and Harvest Health & Recreation Inc., dated February 9, 2021). The number of Multiple Voting Shares is equal to an aggregate market value of $1,000,185 divided by the closing sales price of the Subordinate Voting Shares on February 5, 2021, which was $3.93. The Multiple Voting Shares were convertible to Subordinate Voting Shares on a 1:100 basis. This transaction with Mr. Vedadi is a transaction agreed with an “insider” and is considered to be a “related party transaction.”

19.     Subsequent Events

Arrangement Agreement

On May 10, 2021, Harvest entered into an arrangement agreement (the “Arrangement Agreement”) with Trulieve Cannabis Corp., a British Columbia corporation (“Trulieve”), pursuant to which Trulieve will acquire all of the issued and outstanding subordinate voting shares, multiple voting shares and super voting shares of Harvest, with the multiple voting shares and super voting shares being treated on an as if converted basis to Trulieve subordinate voting shares pursuant to their respective terms. Under the terms of the Arrangement Agreement, shareholders of Harvest will receive 0.1170 of a subordinate voting share of Trulieve, as may potentially be adjusted upon the occurrence of certain permitted Harvest debt re-financings (each whole subordinate voting share of Trulieve, a “Trulieve Share”) for each Harvest subordinate voting share (or equivalent), representing total consideration of approximately $2.1 billion based on the closing price of the Trulieve Shares on May 7, 2021.

Acquisition of GreenMart of Nevada

On December 31, 2019, the Company, through a wholly owned indirect subsidiary, entered into a definitive agreement to acquire GreenMart of Nevada, LLC, a wholly owned, indirect subsidiary of MJardin Group, Inc., to acquire 100% of the membership interests of GreenMart. $5.0 million of contingent consideration, payable upon closing of the acquisition and license transfer, was paid, net of agreed upon discount, to the seller on April 30, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results should be read in conjunction with the financial statements and accompanying notes in this report.

Forward-Looking Statements

This Quarterly  Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward- looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in subsequent annual, quarterly and other filings that we make with the United States Securities and Exchange Commission (the “SEC”) and Canadian securities regulators or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These include, but are not limited, to the material risks described more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and Canadian securities regulators on March 30, 2021, in Item 1A of this Quarterly Report on Form 10-Q, and in our subsequent filings in the U.S and Canada. All such risk factors are difficult to predict accurately and are generally beyond the direct control of the registrant.  Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Quarterly Report on Form 10-Q, which reflect management’s opinions only as of the date hereof. Forward-looking statements in this Quarterly Report on Form 10-Q, other than the statements regarding the proposed arrangement with Trulieve Cannabis Corp. (“Trulieve”), do not assume the consummation of such proposed arrangement unless specifically stated otherwise. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any subsequent  disclosures we make in our reports to the SEC and Canadian securities regulators. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020, this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and our subsequent filings in the U.S. and Canada.

Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:

•
There are various risks associated with the proposed arrangement with Trulieve which could impact our business operations, financial results and share price, including without limitation, the failure to complete or delays in completing the arrangement, termination of the arrangement, the payment of termination amounts in certain circumstances, the fixed nature of the deal consideration (subject to potential downward adjustment upon the occurrence of certain permitted Harvest debt re-financings), and fluctuations in Trulieve's stock price.
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
•
Our business is subject to the risks inherent in agricultural operations, including supply chain reliability and contract disputes.
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
•
Our ability to raise further capital as the market price for our publicly traded shares is volatile (as well as for publicly traded cannabis companies generally), and our voting control is concentrated.
•
Unfavorable coverage by securities or industry analysts.
•
Currency fluctuations in the U.S. dollar relative to the Canadian dollar.
•
The effects of the weather, natural disasters, and health pandemics, including the novel coronavirus (COVID-19), on customer demand, our supply chain as well as our condensed consolidated results of operation, financial position and cash flows.
•
Impacts related to the COVID-19 pandemic, including, consumer demand volatility, supply chain disruptions, retail and manufacturing disruptions or mandated closures, and regulatory delays, among others.

Use of Names

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company” or “Harvest” refer to Harvest Health & Recreation Inc. together with its wholly owned subsidiaries.

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

We are one of the largest operators in the state of Arizona, which is one of the largest medical and recreational cannabis markets in the country and one of the oldest regulated cannabis markets in the world. Building on our success in Arizona, we have consistently grown our revenues and industry footprint every year since founding and currently operate facilities in Arizona, California, Florida, Maryland, Nevada, North Dakota and Pennsylvania. On February 19, 2021, we completed the divestiture of our North Dakota retail assets. Since 2013, we have won a variety of operating awards, including seven Best Dispensary awards issued by four independent organizations, four Best Medical Cannabis Strain awards, and one Best Medical Cannabis Product award.

During the remainder of 2021, we plan to expand cultivation facilities in key states, investing in new and existing operations for indoor, outdoor, and greenhouse cannabis to support product sales in retail and wholesale channels. We believe our approach to design, construction and implementation results in competitive production costs. More recently, we have shifted away from large acquisitions to focus on development of assets in core markets and streamlining operations as part of an overall plan to achieve profitability.

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

Our principal operating locations and type of operation are listed below as of March 31, 2021:

State	Nature of Operations	Commencement Periods
Arizona - 15 locations	Retail Dispensary	September 2013 - September 2020
California - 4 locations	Retail Dispensary	December 2018 - October 2019
Florida - 6 locations	Retail Dispensary	February 2019 - July 2019
Maryland - 3 locations	Retail Dispensary	September 2018 - December 2019
Pennsylvania - 9 locations	Retail Dispensary	September 2018 - March 2021
Arizona	Greenhouse/Outdoor Grow/Processing Lab	July 2015 - February 2020
Colorado - 1 location	Processing	Oct-20
Florida	Cultivation/Processing	February 2019 - December 2019
Maryland	Cultivation/Processing	September 2017 - July 2019
Nevada	Cultivation/Processing	August 2020
Pennsylvania	Cultivation/Processing	March 2020
Utah	Indoor Grow	October 2020

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

Arrangement Agreement

On May 10, 2021, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Trulieve Cannabis Corp (“Trulieve”), pursuant to which Trulieve will acquire all of the issued and outstanding subordinate voting shares, multiple voting shares and super voting shares of Harvest pursuant to a plan of arrangement under the Business Corporations Act (British Columbia)  (the “Arrangement”). Subject to the terms and conditions in the Arrangement Agreement, each subordinate voting share, multiple voting share and super voting share of Harvest outstanding immediately prior to the effective time of the Arrangement will be converted into 0.1170 of a share of Trulieve subordinate voting shares, subject to certain adjustments based upon the occurrence of certain permitted Harvest debt re-financings.  At the effective time of the Arrangement, the multiple voting shares and super voting shares will be treated on an as if converted basis to subordinate voting shares pursuant to their respective terms. The obligations of Trulieve and Harvest to consummate the Arrangement are subject to customary conditions, including, but not limited to, (a) obtaining the required approval of Harvest’s shareholders, (b) obtaining an approval of the Supreme Court of British Columbia (or any other court with appropriate jurisdiction) at a hearing upon the procedural and substantive fairness of the terms and conditions of the Arrangement, (c) the absence of any injunction or similar restraint prohibiting or making illegal the consummation of the Arrangement or any of the other transactions contemplated by the Arrangement Agreement, (d) the required regulatory approvals having been obtained, including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (e) no material adverse effect having occurred, (f) subject to certain materiality exceptions, the accuracy of the representations and warranties of each party and (g) the performance in all material respects by each party of its obligations under the Arrangement Agreement.

The foregoing description of the Arrangement Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement which is included as Exhibit [2.1] to our Current Report on Form 8-K, filed on May 12, 2021.

We have prepared this Quarterly Report on Form 10-Q and the forward-looking statements contained in this Quarterly Report on Form 10-Q as if we were going to remain an independent company. If the Arrangement Agreement is consummated, many of the forward-looking statements contained in this Quarterly Report on Form 10-Q will no longer be applicable.

Results of Operations

The following table presents selected financial information derived from our condensed consolidated financial statements for the three months ended March 31, 2021 and 2020.

(In thousands, except per share data)	For The Three Months Ended March 31,
	2021	2020
Total Revenues	$88,826	$44,235
Less Cost of Goods Sold	40,908	26,086
Total Gross Profit	$47,918	$18,149
Total Expenses	$34,565	$43,169
Other (Expense) Income	$(29,840)	$13,726
Net Loss Attributable to Harvest	$(23,122)	$(15,384)
Loss Per Share	$(0.06)	$(0.05)
Adjusted EBITDA (non-GAAP)	$26,916	$(4,808)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue

We derive our revenue from both our wholesale and retail businesses from cannabis products we manufacture, sell and distribute to third-party retail customers, and from direct sales to end consumers in our retail stores. In addition, we collect fees on contracts with third parties who provide services at certain cultivation facilities we are licensed to operate.

Revenue for the three months ended March 31, 2021 and 2020 was $88.8 million and $44.2 million, respectively, representing an increase of $44.6 million or 101%. Revenue growth was driven by the addition of newly opened and acquired dispensaries, growth in our existing cultivation, manufacturing, and retail operations and the legalization of adult recreational use of marijuana in Arizona. The Company generated revenue from 39 retail dispensaries during the first quarter of 2021, compared to 35 retail dispensaries in the prior year period. The launch of sales to adult use consumers in Arizona on January 22, 2021 in all 15 of the Company’s Arizona dispensaries contributed to retail revenue growth during the first quarter. The Company generated revenue from 12 cultivation and processing facilities in the first quarter, including contributions from Colorado, Nevada, and Utah that did not contribute revenue during the prior year period. Revenue growth during the quarter was partly offset by the divestiture of retail assets in Arkansas and North Dakota and a decline in licensing fees due to the cancelation and restructuring of margin dilutive contracts at the end of 2020.

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

For the three months ended March 31, 2021, cost of goods sold was $40.9 million, an increase of $14.8 million or 57%, as compared to the three months ended March 31, 2020, driven by increased sales as described above.

Gross Profit & Gross Margin

Gross profit is revenue less cost of goods sold. Gross margin measures our gross profit as a percentage of revenue.

We have developed a strategy to focus primarily on revenue growth in our core markets while working to streamline the business and realize operational efficiencies. We expect to grow less through acquisitions and more through organic growth and continued development of the existing asset base in the remainder of 2021. Quarterly fluctuations in revenue mix may impact gross margins. Gross margins in our retail operations are the highest and most influential on reported results. As we continue to make investments in the cultivation and manufacturing of our own products for sale in our retail locations, we would expect the percentage of revenue from retail operations to increase and drive a favorable impact on gross margins. While there are likely to be quarterly fluctuations in gross margin, we expect the overall trend will be upward in the near term as we focus more heavily on core markets with greater profit potential.

Gross profit for the three months ended March 31, 2021 was $47.9 million, an increase of $29.8 million over the three months ended March 31, 2020. This represented a total gross margin of 54% for the three months ended March 31, 2021, an increase of 130 basis points as compared to a gross profit margin of 41% for the three months ended March 31, 2020. The increase in gross margin is primarily driven by improved gross margin on retail sales due to a reduction in discounts. The reduction in discounts is a result of an increase in retail sales related to the recreational sales in Arizona as well as other initiatives implemented to reduce discounts. The increase in licensing gross margin is due to the cancellation of a significant licensing agreement with a 1% gross margin further contributed to overall increased gross margin. The following are the increases and decreases in revenue and gross margin attributable to the Company’s three types of revenue.

The following table shows the total percentage of revenue generated by each of our revenue streams and the gross margin for each:

	For The Three Months Ended March 31,
	2021	2020	Increase/(Decrease)
Retail revenue	87%	68%	20%
Wholesale revenue	10%	14%	(3)%
Licensing and other revenue	2%	18%	(16)%

Retail gross margin	55%	49%	5%
Wholesale gross margin	42%	29%	13%
Licensing and other gross margin	86%	19%	67%

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

Total expenses for the three months ended March 31, 2021 and 2020 were $34.6 million and $43.2 million, respectively.

The following table sets forth the components of our expenses:

(In thousands)	For The Three Months Ended March 31,
	2021	2020
Salaries and benefits	$12,453	$13,685
Rent and occupancy	5,348	5,188
Professional fees	3,445	4,335
Licensing and administration	3,351	2,350
Travel and entertainment	116	602
Other	1,563	259
Total general and administrative expenses	$26,276	$26,419
Sales and marketing	898	1,276
Share-based compensation	4,862	13,804
Depreciation and amortization	2,529	1,670
Total expenses	$34,565	$43,169

Total expenses decreased $8.6 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This decrease is primarily due to a $8.9 million decrease in share-based compensation expense primarily due to a $10.0 million charge for 2.4 million options surrendered by certain executives and redistributed by the Company during the three months ended March 31, 2020. The decrease from the prior year one-time charge was partially offset by new options issued, including certain options that vested 50% on January 1, 2021.

Total Other (Expense) Income

Total other expense for the three months ended March 31, 2021 was $29.8 million, an increase of $43.5 million compared to total other income of $13.7 million for the three months ended March 31, 2020. The $43.5 million decrease was primarily due to:

•
An increase of $31.4 million in the fair value adjustment of the warrant liability.
•
A decrease of $7.6 million in other income due to only having $1.5 million other income during the three months ended March 31, 2021, compared to $9.1 million during the three months ended March 31, 2020. During the three months ended

March 31, 2020, the $9.1 million of other income primarily consisted of a $12.6 million gain on a payment of contingent consideration due to former CBx owners partially offset by a $3.6 million loss to record a contingent liability related to the separation agreement between the Company and a former executive officer and director. During the three months ended March 31, 2021, the $1.5 million of other income primarily consisted of a $1.0 million gain upon the return and cancellation of MVS pursuant to the separation agreement between the Company and a former executive officer and director and a $0.6 million gain from the settlement of a lawsuit.

•
An increase of $4.1 million in interest expense. The increase is due to a decrease in interest income primarily driven by a $58.0 million decrease in notes receivable, as well as an increase in non-cash interest expense for the amortization of debt issuance costs and debt discounts, including discounts for warrants issued with debt.

Provision for Income Taxes

For the three months ended March 31, 2021 and 2020, federal and state income tax expense totaled $6.5 million and $3.8 million, respectively. The increase was primarily due to the increase in gross profit.

We are subject to income taxes in the jurisdictions in which we operate, and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As we operate in the illegal cannabis industry, we are subject to the limitations in Section 280E of the Internal Revenue Code of 1986, as amended (the “Code”), under which taxpayers are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under Code Section 280E result in a higher effective tax rate than most industries. Therefore, the effective tax rate can be highly variable and may not necessarily correlate to pretax income or loss.

Discontinued Operations

Following the completion of the merger with Interurban Capital Group, LLC (formerly Interurban Capital Group, Inc.) (“ICG”), the Company sold ICG to a wholly owned subsidiary of Hightimes Holding Corp. (“Hightimes”) following the spinoff of certain assets. At the time of disposition, ICG’s primary assets consisted of rights to acquire eight “Have A Heart”-branded cannabis dispensaries in California (the “California HAH Dispensaries”). In addition, the Company agreed to sell Hightimes the equity of two additional entities controlled by Harvest that are seeking cannabis dispensary licenses in California (the “Harvest Dispensaries”). As a result, assets and liabilities allocable to these operations were classified as held for sale. In addition, revenue and expenses, gains and losses relating to the discontinuation of the California HAH Dispensaries operations were eliminated from profit or loss from the Company’s continuing operations for all periods presented.

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

Discontinued operations are presented separately from continuing operations in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020.

Net loss before discontinued operations and non-controlling interest for the three months ended March 31, 2021 and 2020 was a loss of $23.0 million and $15.1 million, respectively.

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

We use adjusted EBITDA in assessing the effectiveness of our business strategies and as a factor in making incentive compensation decisions. In addition to its use by management, we also believe adjusted EBITDA is a measure widely used by securities analysts, investors, and others to evaluate financial performance of our company relative to our competitors. Adjusted EBITDA should not be considered a substitute for earnings before income taxes, net income or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of net income (loss) before non-controlling interest to adjusted EBITDA for the periods indicated.

(In thousands)	For The Three Months Ended March 31,
	2021	2020
Net loss (GAAP) before non-controlling interest	$(22,968)	$(15,472)
Add (deduct) impact of:
Net interest and other financing costs(1)	8,721	4,716
Income tax	6,481	3,794
Amortization and depreciation(2)	3,519	2,454
(Gain) loss on sale of assets	(1,795)	(2,419)
Fair value adjustment of liability	24,434	(6,945)
Other (income) expense(3)	(1,504)	(9,050)
Foreign currency (gain) loss	(12)	138
Share-based compensation expense	4,862	13,804
Discontinued operations, net of tax	-	384
Other expansion expenses (pre-open)(4)	3,172	3,341
Transaction & other special charges	2,006	447
Adjusted EBITDA (non-GAAP)(5)	$26,916	$(4,808)

(1)
Includes $4 and $166 of interest reported in cost of sales.
(2)
Includes $990 and $784 of depreciation reported in cost of sales.
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

The Adjusted EBITDA income during the three months ended March 31, 2021 was $26.9 million, as compared to an Adjusted EBITDA loss of $4.8 million during the three months ended March 31, 2020. The period-over-period increase of $31.7 million in the Adjusted EBITDA is primarily attributed to increase in gross profit period-over-period as discussed in greater detail above.

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

As of March 31, 2021, we had working capital of $69.3 million, an increase of $7.0 million as compared to December 31, 2020, driven primarily by an increase in cash driven by positive cash flows from increased revenues, as discussed in greater detail below. As of March 31, 2021 and 2020, we had total current liabilities of $119.4 million and $99.1 million, respectively, and cash and cash equivalents of $106.9 million and $78.1 million, respectively, to meet our current obligations.

Cash Flows

Cash flows for the three months ended March 31, 2021 and 2020, were as follows:

(in thousands)	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$9,754	$(7,458)
Investing activities	13,128	(26,165)
Financing activities	4,469	94,503
Net increase in cash and cash equivalents	27,351	60,880
Cash, cash equivalents, and restricted cash, beginning of period	82,597	30,685
Cash, cash equivalents, and restricted cash, end of period	$109,948	$91,565

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2021 of $9.8 million consisted of a $23.0 million net loss, the net add-back of non-cash income statement items totaling $33.7 million and a $0.9 million net change in operating assets and liabilities. Included in the non-cash items were $24.4 million due to the change in fair value of warrant liabilities driven by increased stock price, $4.9 million for share-based compensation, and $5.1 million for depreciation and amortization.

Net cash used in operating activities for the three months ended March 31, 2020 of $7.5 million consisted of a $15.5 net loss, the net add-back of non-cash income statement items totaling $3.4 million and a $11.4 million net change in operating assets and liabilities. Included in the non-cash items were $13.8 for share-based compensation, $12.6 million gain on an earnout, $6.9 million gain for change in fair value of financial liability, and $6.1 million gain on deconsolidation of two Harvest entities.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2021 was $13.1 million, compared to net cash used in investing activities for the three months ended March 31, 2020 of $26.2 million. The increase of $39.3 million in cash provided was primarily due to proceeds of $22.3 million from the sale leaseback transaction during three months ended March 31, 2021, see Note 7 of our condensed consolidated financial statements in Item 1 for additional information, and $14.4 million in cash payments for business acquisitions during the three months ended March 31, 2020.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2021 and 2020, was $4.5 million and $94.5 million, respectively. The decrease of $90.0 million in cash provided during the three months ended March 31, 2021 was primarily due to a decrease in proceeds from issuances of equity and a decrease in proceeds received from non-convertible notes payable issued compared to prior year. During the three months ended March 31, 2021, there were proceeds from the exercise of warrants of $6.8 million compared to private equity issuances of $59.0 million during the three months ended March 31, 2020. Proceeds from non-convertible notes payable were $40.8 million during the three months ended March 31, 2020 compared to no proceeds from note payable issuances during the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Transactions with Related Parties

See Note 18 of our condensed consolidated financial statements in Item 1 for detail of our transactions with related parties.

Recently Issued Accounting Pronouncements

See Note 3 of our condensed consolidated financial statements in Item 1 for the impact of recently issued accounting pronouncements on the Company's condensed consolidated financial statements.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that impact the amounts reported in our condensed consolidated financial statements and accompanying notes that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered relevant. Actual results may differ from these estimates.

There have been no material changes to our critical accounting estimates from those discussed in Item 7 of our 2020 annual report on Form 10-K.

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

Credit Risk

Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at March 31, 2021 is the carrying amount of cash and cash equivalents. We do not have significant credit risk with respect to our customers. All cash and cash equivalents are placed with major U.S. financial institutions.

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

Market Risk

Market risk is the potential economic loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates, raw material and other commodity prices. Each type of market risk affecting the Company is discussed in Item 3 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to market risk exposures related to changes in currency exchange rates, interest rates, commodity costs and equity price from those discussed in Item 7A of our 2020 annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. Legal proceedings are also discussed in Note 16 to our consolidated financial statements in Item 1 of Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS

The risk factors below should be read in conjunction with those risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Risks Related to the Arrangement Agreement

Failure to complete, or delays in completing, the Arrangement could materially and adversely affect our results of operations and our stock price.

The completion of the Arrangement is subject to a number of conditions precedent, some of which are outside Harvest’s and Trulieve’s control, including receipt of shareholder and regulatory approvals.

To complete the Arrangement, each of Harvest and Trulieve must make certain filings with and obtain certain consents and approvals from various governmental and regulatory authorities, including approval of the Plan of Arrangement from the Supreme Court of British Columbia. Harvest and Trulieve have not yet obtained the regulatory approvals which are required to complete the Arrangement. The regulatory approval processes may take a lengthy period of time to complete, which could delay completion of the Arrangement. There can be no assurance as to the outcome of the approval processes, including the undertakings and conditions that may be required for approval, or whether the regulatory approvals will be obtained at all.

In addition, the completion of the Arrangement by Harvest and Trulieve is conditional on, among other things, no action or circumstance occurring that would result in a material adverse effect on Harvest’s and Trulieve’s business, operations, financial condition or results of operations.

There can be no certainty, nor can Harvest or Trulieve provide any assurance, that all conditions precedent to the Arrangement will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the Arrangement may not be completed or may be delayed. If, for any reason, the Arrangement is not completed, its completion is materially delayed and/or the Arrangement Agreement is terminated, the market price of our Subordinate Voting Shares may be materially adversely affected. Our business, financial condition or results of operations could also be subject to various material adverse consequences, including that we would remain liable for costs relating to the Arrangement.

In addition, if the Arrangement is not completed for any reason, there are risks that the announcement of the Arrangement and the dedication of our resources to the completion thereof could have a negative impact on our relationships with our stakeholders and could have a material adverse effect on our current and future operations, financial condition and prospects. We may also incur significant transaction expenses in connection with the Arrangement, regardless of whether the Arrangement is completed.

We are subject to customary non-solicitation provisions under the Arrangement Agreement. The Arrangement Agreement also restricts us from taking specified actions until the Arrangement is completed without the consent of Trulieve. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Arrangement.

Each of the parties may terminate the Arrangement if the closing has not occurred by the outside date specified in the Arrangement Agreement, and in certain other circumstances.

Each of Harvest and Trulieve has the right in certain circumstances, in addition to termination rights relating to the failure to satisfy the conditions of closing, to terminate the Arrangement. Accordingly, there can be no certainty, nor can Harvest provide any assurance that the Arrangement will not be terminated by either Harvest or Trulieve prior to the completion of the Arrangement. In addition, if the Arrangement is not completed by February 28, 2022, either Harvest or Trulieve may choose to terminate the Arrangement Agreement. The Arrangement Agreement also includes termination amounts payable if the Arrangement Agreement is terminated in certain circumstances.

The termination amounts provided under the Arrangement Agreement may discourage other parties from attempting to acquire Harvest or Trulieve.

Under the Arrangement Agreement, each of Harvest and Trulieve would be required to pay to the other a termination amount of US$100 million in the event the Arrangement Agreement is terminated in certain circumstances. This termination amount may discourage other parties from attempting to acquire Harvest or otherwise make an acquisition proposal to Harvest, even if those parties would be willing to offer our shareholders a benefit greater than what the Arrangement offers.

Uncertainty surrounding the Arrangement could adversely affect our retention of strategic partners and personnel and could negatively impact our future business and operations.

Because the Arrangement is dependent upon satisfaction of certain conditions, its completion is subject to uncertainty. In response to this uncertainty, our strategic partners may delay or defer decisions concerning our business. Any delay or deferral of those decisions by strategic partners could have a material adverse effect on our business and operations, regardless of whether the Arrangement is ultimately completed.

The transaction consideration is determined based upon a fixed exchange ratio, which will only be adjusted upon the occurrence of certain permitted Harvest debt re-financings. Additionally, the fluctuation in Trulieve’s stock price may impact the value of the Arrangement to Harvest’s securityholders.

The transaction consideration to be received by Harvest securityholders is fixed based upon an agreed upon exchange ratio set forth in the Arrangement Agreement. The exchange ratio is subject to downward adjustment upon the occurrence of certain permitted debt re-financings by Harvest, and in the event the exchange ratio is adjusted, the Harvest securityholders may receive less equity in Trulieve than they may receive under the exchange ratio initially set forth in the Arrangement Agreement, resulting in Harvest security holders holding less equity in Trulieve upon the effective time of the Arrangement.

Additionally, the market price of shares of Trulieve’s subordinate voting shares could fluctuate significantly prior to the effective date of the Arrangement in response to various factors and events, including, without limitation, as a result of the differences between Trulieve’s actual financial or operating results and those expected by investors and analysts, changes in analysts’ projections or recommendations, changes in general economic or market conditions, and broad market fluctuations. As a result of such fluctuations, historical market prices are not indicative of future market prices or the market value of the Trulieve subordinate voting shares that holders of Harvest shares may receive on the effective date of the Arrangement. Further, there can be no assurance that the trading price of Trulieve’s subordinate voting shares will not decline following the completion of the Arrangement.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES

On February 11, 2021, 3,221 Multiple Voting Shares, no par value per share, were issued to a former owner of a private company in exchange for shares of Class B Common Stock of Banyan Acquisition Corp., our wholly owned subsidiary, for a price of $488 per share.

On February 11, 2021, 1,074 Multiple Voting Shares were issued to a former owner of a private company in exchange for shares of Class B Common Stock of Banyan Acquisition Corp., our wholly owned subsidiary, for a price of $488 per share.

On February 19, 2021, 3,000 Multiple Voting Shares were issued to a former owner of a private company in exchange for shares of Class B Common Stock of Banyan Acquisition Corp., our wholly owned subsidiary, for a price of $488 per share.

On March 17, 2021, 1,074 Multiple Voting Shares were issued to a former owner of a private company in exchange for shares of Class B Common Stock of Banyan Acquisition Corp., our wholly owned subsidiary, for a price of $488 per share.

On March 26, 2021, 3,000 Multiple Voting Shares were issued to a former owner of a private company in exchange for shares of Class B Common Stock of Banyan Acquisition Corp., our wholly owned subsidiary, for a price of $488 per share.

 On March 30, 2021, 15,000 Multiple Voting Shares were issued upon the exercise of warrants previously issued in the Company’s AGRiMED transaction. The exercise price was CAD $131.60 per share.

The issuance of Multiple Voting Shares originally and in connection with the exercise of warrants was made by the Company pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 4(a)(2) and Regulation D promulgated thereunder or Regulation S promulgated thereunder, as applicable, each for transactions by an issuer not involving a public offering.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1

Amended and Restated Articles of Harvest Health & Recreation Inc. adopted as of September 11, 2020.(incorporated by reference to to Exhibit 3.1 to the Company’s Form 10, filed with the SEC on November 5, 2020 (File No. 000-56224)

4.1

Coattail Agreement, dated November 14, 2018, by and among Karma Capital, LLC, Razor Investments, LLC, Harvest Health & Recreation Inc. and Odyssey Trust Company. (incorporated by reference to Exhibit 4.1 to the Company’s Form 10, filed with the SEC on November 5, 2020 (File No. 000-56224)

4.2

Form of 7% Unsecured Convertible Debenture, dated May 10, 2019, by Harvest Health & Recreation Inc. in favor of the Lenders thereto. (incorporated by reference to Exhibit 4.2 to the Company’s Form 10, filed with the SEC on November 5, 2020 (File No. 000-56224)

4.3

Form of Warrant to Purchase Subordinate Voting Shares of Harvest Health & Recreation Inc., dated May 10, 2019, issued to Purchasers of 7% Unsecured Convertible Debentures. (incorporated by reference to Exhibit 4.3 to the Company’s Form 10, filed with the SEC on November 5, 2020 (File No. 000-56224)

4.4

Warrant Indenture, dated as of December 20, 2019, between Harvest Health & Recreation Inc. and Odyssey Trust Company. (incorporated by reference to Exhibit 4.4 to the Company’s Form 10, filed with the SEC on November 5, 2020 (File No. 000-56224)

4.5

Trust Indenture, dated as of December 20, 2019, between Harvest Health & Recreation Inc. and Odyssey Trust Company related to 9.25% Senior Secured Notes due December 19, 2022 and 15% Senior Secured Notes due December 19, 2022.

 (incorporated by reference to Exhibit 4.5 to the Company’s Form 10, filed with the SEC on November 5, 2020 (File No. 000-56224)

4.6	Form of 9% Convertible Promissory Note. (incorporated by reference to Exhibit 4.6 to the Company’s Form 10, filed with the SEC on November 5, 2020 (File No. 000-56224)
4.7

Warrant Indenture, dated as of October 28, 2020, between Harvest Health & Recreation Inc. and Odyssey Trust Company. (incorporated by reference to Exhibit 4.6 to the Company’s Form 10, filed with the SEC on November 5, 2020 (File No. 000-56224)

10.1*+†	Agreement to Amend Separation Agreement. Vedadi February 9, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*               Filed herewith.

+ Designates management contract or compensatory plan or arrangement.

† Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 13, 2021	By:	/s/ Steven M. White
Steven M. White
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Deborah K. Keeley
Deborah K. Keeley
Chief Financial Officer