Form 10-Q
period 2021-06-30
HARVEST HEALTH & RECREATION INC.
filed 2021-08-13
CIK 1760439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

(480) 494-2261

(Registrant’s telephone number, including area code)

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

As of August 6, 2021, there were 281,335,640 shares of the registrant’s Subordinate Voting Shares, 1,363,385 shares of the registrant’s Multiple Voting Shares, and 2,000,000 of the registrant’s Super Voting Shares issued and outstanding.

HARVEST HEALTH & RECREATION INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARVEST HEALTH & RECREATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$71,064	$78,055
Restricted cash	3,000	4,542
Accounts receivable, net of allowance of $222 and $824, respectively	8,788	5,051
Notes receivable, current portion	9,593	21,556
Related party notes receivable, current portion	10,276	10,052
Inventory, net	44,608	36,862
Other current assets	8,125	5,280
Total current assets	155,454	161,398
Notes receivable, net of current portion	10,516	18,211
Property, plant and equipment, net	179,182	176,827
Right-of-use assets for operating leases, net	113,395	60,843
Related party right-of-use assets for operating leases, net	5,541	5,621
Intangible assets, net	272,083	272,118
Corporate investments	40,924	19,091
Acquisition deposits	50	50
Goodwill	115,541	116,041
Assets held for sale	3,689	6,585
Other assets	19,672	19,850
TOTAL ASSETS	$916,047	$856,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$7,988	$10,755
Other current liabilities	30,434	28,896
Contingent consideration, current portion	10,398	17,985
Income tax payable	10,642	17,504
Operating lease liability, current portion	1,910	2,906
Related party operating lease liability, current portion	150	135
Notes payable, current portion	134,394	20,910
Total current liabilities	195,916	99,091
Notes payable, net of current portion	144,248	244,066
Warrant liability	3,438	20,908
Operating lease liability, net of current portion	112,731	58,637
Related party operating lease liability, net of current portion	5,518	5,595
Deferred tax liability	53,082	53,082
Total liabilities associated with assets held for sale	28	718
Other long-term liabilities	11	63
TOTAL LIABILITIES	514,972	482,160
Commitments and contingencies (Note 16)
STOCKHOLDERS’ EQUITY
Subordinate Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2021: Unlimited, 255,991,500 and 255,991,500, respectively, at December 31, 2020: Unlimited, 220,913,258 and 220,913,258, respectively)	—	—
Multiple Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2021: Unlimited, 1,561,678 and 1,561,678, respectively, at December 31, 2020: Unlimited, 1,828,422 and 1,828,422, respectively)	—	—
Super Voting Shares (Shares Authorized, Issued and Outstanding at June 30, 2021: Unlimited, 2,000,000 and 2,000,000, respectively, at December 31, 2020: Unlimited, 2,000,000 and 2,000,000, respectively)	—	—
Capital stock	736,901	667,248
Accumulated deficit	(336,234)	(293,607)
Stockholders’ equity attributed to Harvest Health & Recreation Inc.	400,667	373,641
Non-controlling interest	408	834
TOTAL STOCKHOLDERS’ EQUITY	401,075	374,475
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$916,047	$856,635

The accompanying notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

HARVEST HEALTH & RECREATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except share and per share data)
Revenue, net of discounts	$102,463	$55,661	$191,289	$99,896
Cost of goods sold	(50,201)	(32,246)	(91,109)	(58,332)
Gross profit	52,262	23,415	100,180	41,564
Expenses
General and administrative	33,126	26,940	59,202	53,172
General and administrative, related party operating lease expense	201	200	401	387
Sales and marketing	1,224	1,248	2,122	2,524
Share-based compensation	3,741	3,276	8,603	17,080
Depreciation and amortization	2,641	725	5,170	2,395
Total expenses	40,933	32,389	75,498	75,558
Operating income (loss)	11,329	(8,974)	24,682	(33,994)
Other (expense) income
Gain (loss) on sale of assets	(21)	(2,783)	1,774	(364)
Other income	269	1,205	1,773	10,255
Fair value of liability adjustment	(8,353)	(1,497)	(32,787)	5,448
Fair value of contingent consideration	(4,500)	—	(4,500)	—
Foreign currency gain (loss)	17	30	29	(108)
Interest expense (includes related party interest income of less than $0.1 million for the three months ended June 30, 2021 and 2020, respectively and $0.2 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively)	(9,182)	(9,169)	(17,899)	(13,719)
Contract asset impairment	—	(2,420)	—	(2,420)
Loss before taxes and non-controlling interest	(10,441)	(23,608)	(26,928)	(34,902)
Income taxes	(6,834)	(1,132)	(13,315)	(4,926)
Net loss from continuing operations before non-controlling interest	(17,275)	(24,740)	(40,243)	(39,828)
Net income (loss) from discontinued operations, net of tax	(1,954)	(905)	(1,954)	(1,289)
Net loss before non-controlling interest	(19,229)	(25,645)	(42,197)	(41,117)
Net income attributed to non-controlling interest	(276)	(1,929)	(430)	(1,841)
Net loss attributed to Harvest Health & Recreation Inc.	$(19,505)	$(27,574)	$(42,627)	$(42,958)
Net loss per share - basic and diluted	$(0.04)	$(0.07)	$(0.10)	$(0.12)
Attributable to Harvest Health and Recreation Inc.	$(0.05)	$(0.08)	$(0.10)	$(0.13)
Attributable to discontinued operations, net of tax	$—	$—	$—	$—
Weighted-average shares outstanding - basic and diluted	413,103,779	364,580,737	410,383,008	334,380,082

The accompanying notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

HARVEST HEALTH & RECREATION INC.

CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(42,197)	$(41,117)
Net loss from discontinued operations, net of tax	1,954	1,289
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	7,051	4,257
Amortization of right-of-use assets	3,348	2,559
Amortization of debt issuance costs	1,755	1,997
Amortization of debt discount	754	2,585
Amortization of warrant expense	1,867	2,236
Noncash gain on earnout	—	(13,897)
Noncash gain on deconsolidation	—	(6,244)
Noncash loss on derecognition of asset	—	4,141
Gain on North Dakota divestment	(573)	—
Gain on sale leaseback transaction	(1,058)	—
Gain on legal settlements	(1,089)	—
(Gain) loss on lease derecognition	(351)	311
Change in fair value of financial liability	32,787	(5,448)
Fair value of contingent consideration	4,500	—
Gain on held for sale	—	(2,150)
Change in deferred income tax	—	(945)
Share-based compensation	8,603	17,080
Noncash transaction expenses	544	—
Provision for bad debts and credit losses	115	2,420
Changes in operating assets and liabilities:
Accounts receivable	(3,854)	(3,205)
Inventory	(8,271)	1,733
Other assets	2,384	(1,557)
Income taxes payable	(6,862)	1,354
Accrued expenses and other liabilities	(6,894)	12,738
Accounts payable	(2,515)	3,535
Operating lease liabilities	(1,818)	(324)
Prepaid expenses and other current assets	(2,393)	(3,827)
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(12,213)	(20,479)
NET CASH USED IN DISCONTINUED OPERATING ACTIVITIES	(1,954)	(740)
NET CASH USED IN OPERATING ACTIVITIES	(14,167)	(21,219)
CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(14,397)
Sale leaseback transaction	22,280	—
Acquisitions/advances of intangibles	(2,022)	(1,180)
Divestment of California entities	—	(2,358)
Prepayment of acquisition consideration	(50)	4,697
Purchases of property, plant and equipment	(27,199)	(16,993)
Proceeds from divestments	2,122	—
Issuance of notes receivable	(1,617)	(1,159)
Payments received on notes receivable	963	825
NET CASH USED IN INVESTING ACTIVITIES	(5,523)	(30,565)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of equity	—	58,999
Proceeds from exercise of warrants	10,262	—
Proceeds from issuance of notes payable	5,525	40,773
Repayment of notes payable	(4,603)	(6,538)
Proceeds from stock option exercises	664	—
Distributions from noncontrolling interests	(604)	—
Payment of finance lease liabilities	(87)	(24)
Fees paid for debt financing activities	—	(1,894)
NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	11,157	91,316
NET CASH USED IN DISCONTINUED FINANCING ACTIVITIES	—	(549)
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,157	90,767
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(8,533)	38,983
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	78,055	22,685
RESTRICTED CASH, BEGINNING OF PERIOD	4,542	8,000
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	82,597	30,685
CASH AND CASH EQUIVALENTS, END OF PERIOD	71,064	61,668
RESTRICTED CASH, END OF PERIOD	3,000	8,000
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$74,064	$69,668

The accompanying notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

HARVEST HEALTH & RECREATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Supplemental disclosure with respect to cash flows
Interest paid	$2,131	$13,352
Taxes paid	20,218	4,833
Supplemental disclosure of non-cash activities
Shares issued for business acquisitions	—	59,627
Notes receivable issued upon North Dakota divestment	850	—
Notes receivable (net book value) settlement in exchange for investment	21,833	—
Financing obtained in exchange for property, plant, and equipment	5,996	—
Right-of-use assets obtained in exchange of operating lease liabilities	53,950	10,803

The accompanying notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

HARVEST HEALTH & RECREATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Shares			$ Amount
						Stockholders’
	Super	Multiple	Subordinate			Equity	Non-	TOTAL
	Voting	Voting	Voting	Capital	Accumulated	attributed	Controlling	STOCKHOLDERS’
(In thousands, except share data)	Shares	Shares	Shares	Stock	Deficit	to Harvest	Interest	EQUITY
BALANCE—March 31, 2021	2,000,000	1,636,065	245,336,531	$686,899	$(316,729)	$370,170	$736	$370,906
Shares issued	—	1,181	4,724	—	—	—	—	—
Warrants exercised for cash	—	26,000	271,742	3,420	—	3,420	—	3,420
Reclassification of warrant liability related to warrants exercised for cash	—	—	—	5,289	—	5,289	—	5,289
Reclassification of warrant liability to equity upon modification	—	—	—	36,888	—	36,888	—	36,888
Distributions	—	—	—	—	—	—	(604)	(604)
Exercise of stock options	—	—	221,680	664	—	664	—	664
Conversions to subordinate voting shares	—	(101,568)	10,156,823	—	—	—	—	—
Share-based compensation	—	—	—	3,741	—	3,741	—	3,741
Net loss	—	—	—	—	(19,505)	(19,505)	276	(19,229)
BALANCE—June 30, 2021	2,000,000	1,561,678	255,991,500	$736,901	$(336,234)	$400,667	$408	$401,075

BALANCE—March 31, 2020	2,000,000	2,501,993	109,770,577	$614,795	$(249,361)	$365,434	$4,981	$370,415
Shares issued	—	36,993	1,286,513	5,647	—	5,647	—	5,647
Conversions to subordinate voting shares	—	(211,323)	21,132,382	—	—	—	—	—
Equity method investment adjustment	—	—	—	—	—	—	(125)	(125)
Share-based compensation	—	—	—	3,276	—	3,276	—	3,276
Net loss	—	—	—	—	(27,574)	(27,574)	1,929	(25,645)
BALANCE—June 30, 2020	2,000,000	2,327,663	132,189,472	$623,718	$(276,935)	$346,783	$6,785	$353,568

	Number of Shares			$ Amount
						Stockholders’
	Super	Multiple	Subordinate			Equity	Non-	TOTAL
	Voting	Voting	Voting	Capital	Accumulated	attributed	Controlling	STOCKHOLDERS’
(In thousands, except share data)	Shares	Shares	Shares	Stock	Deficit	to Harvest	Interest	EQUITY
BALANCE—December 31, 2020	2,000,000	1,828,422	220,913,258	$667,248	$(293,607)	$373,641	$834	$374,475
Shares issued	—	16,762	19,245	—	—	—	—	—
Capital contribution	—	—	—	382	—	382	230	612
Shares returned and cancelled	—	(2,545)	—	(1,000)	—	(1,000)	—	(1,000)
Warrants exercised for cash	—	41,000	2,641,164	10,262	—	10,262	—	10,262
Reclassification of warrant liability related to warrants exercised for cash	—	—	—	13,369	—	13,369	—	13,369
Reclassification of warrant liability to equity upon modification	—	—	—	36,888	—	36,888	—	36,888
Distributions	—	—	—	—	—	—	(604)	(604)
Stock Option Exercises	—	—	221,680	664	—	664	—	664
Acquisition of NCI	—	—	—	485	—	485	(485)	—
Divestiture of North Dakota assets	—	—	—	—	—	—	3	3
Conversions to subordinate voting shares	—	(321,961)	32,196,153	—	—	—	—	—
Share-based compensation	—	—	—	8,603	—	8,603	—	8,603
Net loss	—	—	—	—	(42,627)	(42,627)	430	(42,197)
BALANCE—June 30, 2021	2,000,000	1,561,678	255,991,500	$736,901	$(336,234)	$400,667	$408	$401,075

BALANCE—December 31, 2019	2,000,000	1,813,388	105,786,727	$481,182	$(233,977)	$247,205	$3,681	$250,886
Shares issued	—	455,432	1,286,513	64,646	—	64,646	—	64,646
Deconsolidation of Ohio entities	—	—	—	—	—	—	1,388	1,388
Shares issued in connection with acquisitions	—	307,169	283,550	59,785	—	59,785	—	59,785
Conversions to subordinate voting shares	—	(248,326)	24,832,682	—	—	—	—	—
Equity method investment adjustment	—	—	—	—	—	—	(125)	(125)
Discount on notes payable	—	—	—	397	—	397	—	397
Conversion feature on note payable	—	—	—	628	—	628	—	628
Share-based compensation	—	—	—	17,080	—	17,080	—	17,080
Net loss	—	—	—	—	(42,958)	(42,958)	1,841	(41,117)
BALANCE—June 30, 2020	2,000,000	2,327,663	132,189,472	$623,718	$(276,935)	$346,783	$6,785	$353,568

The accompanying notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

1.      Business Description

Harvest Health & Recreation Inc., a British Columbia corporation (the “Company” or “Harvest”), is a vertically integrated cannabis company that operates from “seed to sale.” The Company holds licenses or provides services to cannabis dispensaries in Arizona, California, Florida, Maryland, Nevada, and Pennsylvania, with provisional licenses in Massachusetts. In addition, the Company owns CO2 extraction, distillation, purification and manufacturing technology used to produce a line of cannabis topicals, vapes and gems featuring cannabinoids and a hemp-derived product line sold in Colorado. The Company also owns, manufactures and distributes a portfolio of cannabis consumer packaged goods brands, including ROLL ONE, MODERN FLOWER, EVOLAB, CHROMA, CO2LORS, ALCHEMY, AVENUE, LOVELI, and CBX SCIENCES, to third-party licensed retail cannabis stores across the United States as well as to select retail stores the Company owns or operates, in addition to providing support services and financing to a Utah-licensed medical cannabis cultivator (on July 14, 2021, the Company completed the divestiture of its Utah cultivation and processing operations).

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

Harvest conducts business through wholly-owned and majority-owned operating subsidiaries, operating agreements and other commercial arrangements established to conduct the different business areas of each business (each an “Operating Subsidiary” and together, “Operating Subsidiaries”). The Company’s principal operating locations and type of operation are listed below:

State	Nature of Operations	Commencement Periods
Arizona - 15 locations	Retail Dispensary	September 2013 - September 2020
California - 4 locations	Retail Dispensary	December 2018 - October 2019
Florida - 10 locations	Retail Dispensary	February 2019 - June 2021
Maryland - 3 locations	Retail Dispensary	September 2018 - December 2019
Pennsylvania - 10 locations	Retail Dispensary	September 2018 - May 2021
Arizona	Greenhouse/Outdoor Grow/Processing Lab	July 2015 - February 2020
Colorado - 1 location	Processing	October 2020
Florida	Cultivation/Processing	February 2019 - December 2019
Maryland	Cultivation/Processing	September 2017 - July 2019
Nevada	Cultivation/Processing	August 2020
Pennsylvania	Cultivation/Processing	March 2020
Utah(1)	Indoor Grow	October 2020

(1)
On July 14, 2021, the Company divested the indoor grow location located in Ogden, Utah for an immaterial amount of cash.

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

The Company’s corporate headquarters is located at 1155 W. Rio Salado Parkway, Suite 201, Tempe, Arizona, 85281. The Company has one class of stock that is traded on the Canadian Stock Exchange (“CSE”) and on the OTCQX International tier of the OTC Markets in the U.S. (the “OTCQX”) under the symbols HARV and HRVSF, respectively. The stock price between the CSE and the OTCQX are identical after the U.S./Canadian currency exchange conversion.

2.       Significant Accounting Policies

(a)   Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. Normal and recurring adjustments considered necessary for a fair statement of the results for the interim periods, in the opinion of the Company’s management, have been included. Operating results for the three months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying condensed consolidated financial statements and related footnote disclosures should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K filed with the SEC on March 30, 2021.

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

(d)   Basis of Consolidation

These Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q include the accounts of the Company, all wholly-owned and majority-owned subsidiaries in which the Company has a controlling voting interest and, when applicable, variable interest entities in which the Company has a controlling financial interest or is the primary beneficiary. Investments in affiliates where the Company does not exert a controlling financial interest are not consolidated.

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

(e)   Discontinued Operations

The Company followed Accounting Standard Codification (“ASC”) 360, Property, Plant, an Equipment, and ASC 205-20, Discontinued Operations, to report assets held for sale and discontinued operations.

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

Revenues consist primarily of wholesale and retail sales of cannabis, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the three and six months ended June 30, 2021 and 2020, respectively.

The Company has agreements in place whereby third-parties provide services or license the right to operate certain aspects of cannabis facilities owned by the Company. Under the terms of these agreements, the service provider operates various aspects of the business including procurement, production, regulatory compliance, marketing and sales, subject to oversight by the Company. The Company pays the service provider a fee for its services or in the case of licenses, the licensee pays the Company a license fee. The Company recorded $0.3 million and $6.2 million on a gross basis for the three months ended June 30, 2021 and 2020, respectively. The Company recorded $0.6 million and $12.6 million on a gross basis for the six months ended June 30, 2021 and 2020, respectively. The determination that the Company was the principal under these agreements was made in accordance with ASC 606-10-55-36 through 55-40 and consists of the following analysis. The Company analyzed the agreements first to determine what the specified good or service is that is being provided. Secondly, whether the Company is in control of the goods prior to the goods being transferred to the customer. The specified goods consist of various cannabis products sold at either a retail location or wholesale. In order to determine whether the Company had control of the specified goods prior to transfer to the customer, the terms of the agreements to provide the goods to the customers were evaluated. Pursuant to the terms of the agreements, the Company is at all times the owner of the products which are the cannabis and cannabis concentrates. Further, the service provider would not be able to sell the products to the customer without the use the of the Company’s license which permits it to sell cannabis under state law.

The following represents disaggregated revenue information:

(In thousands)	Retail	Wholesale	Licensing and other	Consolidated
Revenue for the three months ended June 30, 2021	$85,177	$13,948	$3,338	$102,463
Revenue for the three months ended June 30, 2020	$42,250	$7,199	$6,212	$55,661
Revenue for the six months ended June 30, 2021	$162,825	$23,241	$5,223	$191,289
Revenue for the six months ended June 30, 2020	$72,262	$13,264	$14,370	$99,896

Our customer loyalty program enables participants to earn points for qualifying purchases that can be redeemed for discounts or product in the future. We allocate the transaction price between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis, and defer the revenues allocated to the points, less expected expirations, until such points are redeemed. The timing of loyalty point redemptions can vary significantly, and the loyalty points do not expire. As of June 30, 2021, the amount of revenue deferred related to the earned points, net of redemptions, is $2.3 million. The deferral is reflected as a current liability in our condensed consolidated balance sheets because it is expected to be earned within the next 12 months.

3.       Recently Adopted and Issued Accounting Pronouncements

We adopted the following standard during the six months ended June 30, 2021, which did not have a material impact on our financial statements or financial statement disclosures:

Date Issued	Standard	Effective Date
December 2019	ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes	January 2021

The following standards were recently issued, and the Company is assessing the impact to the future consolidated financial statements:

Date Issued	Standard	Effective Date
May 2021

ASU 2021-04 Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)

January 2021
August 2020

ASU No. 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and contracts in an Entity’s Own Equity

January 2022

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

4.        Discontinued Operations

During the six months ended June 30, 2020, following the completion of the merger with Interurban Capital Group, LLC (formerly Interurban Capital Group, Inc.) (“ICG”), the Company sold ICG to a wholly owned subsidiary of Hightimes Holding Corp. (“Hightimes”) following the spinoff of certain assets. At the time of disposition, ICG’s primary assets consisted of rights to acquire eight “Have A Heart”-branded cannabis dispensaries in California (the “California HAH Dispensaries”). In addition, the Company agreed to sell Hightimes the equity of two additional entities controlled by Harvest that are seeking cannabis dispensary licenses in California (the “Harvest Dispensaries”). As a result, assets and liabilities allocable to these operations were classified as held for sale. In addition, revenue and expenses, gains and losses relating to the discontinuation of the California HAH Dispensaries operations were eliminated from profit or loss from the Company’s continuing operations for all periods presented.

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

Discontinued operations are presented separately from continuing operations in the Unaudited Condensed Consolidated Statements of Operations and the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020, respectively.

The following table is the Unaudited Condensed Consolidated Statements of Operations reflecting discontinued operations for the three months and six months ended June 30, 2020:

(In thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Revenue, net of discounts	$3,996	$4,778
Cost of goods sold	(2,054)	(2,711)
Gross profit	1,942	2,067
Expenses
General and administrative	1,278	1,603
Sales and marketing	24	46
Depreciation and amortization	1,039	1,057
Total expenses	2,341	2,706
Operating income (loss)	(399)	(639)
Other (expense) income
Gain on sale of assets	2,574	2,574
Interest expense	(711)	(717)
Loss before taxes and non-controlling interest	1,464	1,218
Income taxes	(9)	(147)
Loss from continuing operations before non-controlling interest	1,455	1,071
Net loss from discontinued operations, net of tax	905	1,289
Net loss attributed to Harvest Health & Recreation Inc.	$2,360	$2,360

Discontinued operations for the three and six months ended June 30, 2021 was $1.9 million due to the abandoned expansion in Michigan.

The following table is a summary of the assets and liabilities of discontinued operations:

(In thousands)	June 30, 2021	December 31, 2020
ASSETS
Inventory, net	$344	$93
Other current assets	-	33
Property, plant and equipment, net	3,110	1,747
Right-of-use asset, net	64	3,593
Intangibles assets, net	171	894
Other assets	—	225
Assets from discontinued operations	$3,689	$6,585

LIABILITIES
Lease liability, net of current portion	28	718
Liabilities from discontinued operations	$28	$718

5.       Inventory

The Company’s inventory consisted of:

(In thousands)	June 30, 2021	December 31, 2020
Raw materials	$17,384	$12,632
Work in progress	6,165	5,634
Finished goods	22,228	19,718
Total inventory	45,777	37,984
Reserve	(1,169)	(1,122)
Total inventory, net	$44,608	$36,862

6.        Notes Receivable

The Company’s notes receivable consisted of:

(In thousands)	June 30, 2021	December 31, 2020
Secured promissory notes dated November 2020 in the principal amount of $12.0 million with a maturity date of November 9, 2025; monthly payments of $0.1 million, inclusive of principal and interest. Balloon payment of $8.4 million due at maturity. Interest rate of 7.5% per annum.	$11,493	$12,000
Secured promissory notes dated February 2020 through June 2021 in the principal amount of $15.1 million with maturity dates from August 2021 to February 2022; principal is due at maturity. Interest rates of 6 - 8% per annum, due at maturity.	15,088	13,471
Secured promissory notes, created from the CannaPharmacy acquisition, dated April and June of 2019 in the principal amount of $11.6 million with maturity dates in April and June of 2021; principal is due at maturity. Interest rate of 8% per annum, due quarterly.	—	456
Secured convertible promissory note, due from Falcon International Corp. (‘‘Falcon’’) and subsidiaries, dated June 7, 2019 in the principal amount of up to $40.4 million with maturity date of June 6, 2022; principal is due at maturity. Interest rate of 4% per annum, due at maturity.(1)	—	25,525
Unsecured convertible promissory notes, due from Falcon and its subsidiaries, dated October 2018 through February 2019 in the principal amount of $24.5 million with maturity dates of August to November 2019; principal is due at maturity. Interest rate of 8% per annum, due at maturity.(1)	—	24,499
Secured revolving notes dated December 2018 through January 2019 in the principal amount of up to $30.0 million with maturity dates of December 2019 to February 2020; principal is due at maturity. Interest rates of 8.25 - 8.5% per annum with interest payments due monthly.(2)	3,581	3,581
Secured promissory notes dated February 2021 in the principal of up to $0.9 million with a maturity date of February 19, 2022; principal is due at maturity. Interest rate of 10.0% per annum with interest payments due monthly.	850	—
Gross notes receivable	31,012	79,532
Less: provision for impairment of notes receivable	(627)	(29,713)
Total notes receivable, net of allowance	30,385	49,819
Less: current portion of notes receivable	(19,869)	(31,608)
Notes receivable, long-term portion	$10,516	$18,211

(1)
These notes were settled as part of the Falcon Lawsuit settlement. $29.1 million of the provision for impairment of notes receivable related to these notes was written off in relation to this settlement. See Note 10 for additional information.
(2)
These notes are currently in default. The Company negotiated a settlement agreement with the debtor and, at this time, expects to receive the full principal balance during fiscal year 2021. The Company’s provision for expected credit losses as of June 30, 2021 includes $0.3 million related to these notes.

Stated maturities of the notes receivable are as follows:

(In thousands)	Expected Principal Payments
2021 (6 months)	$10,470
2022	9,918
2023	728
2024	784
2025	9,112
$31,012

7.       Leases

The Company primarily leases space for corporate offices, retail, cultivation and manufacturing under non-cancellable operating leases with initial terms typically ranging from 1 to 28 years. The Company had one finance lease at June 30, 2021.

On January 11, 2021, the Company purchased a cultivation property located in Reading, Pennsylvania. The property consists of approximately 1.36 acres of land and close to 46,800 square feet of combined office and cultivation space. The purchase price of the property was $5.2 million and was considered a finance lease prior to the building purchase.

On January 20, 2021, the Company sold an industrial property totaling approximately 292,000 square feet for $23.8 million. Concurrent with the sale, Harvest entered into a triple net lease with Innovative Industrial Properties, Inc. (“IIP”) to lease back the property. The lease is for a term of 20 years with an extension option. At commencement, the Company was not reasonably certain to exercise the extension option. Harvest plans to continue to operate the property as a licensed cultivation and processing facility and expects to recover up to approximately $10.8 million in tenant improvements from IIP. The total proceeds for the transaction are expected to be approximately $34.6 million. The Company determined control of the assets transferred to IIP, the sale price represented the fair value of the underlying assets sold, and the Company does not have continuing involvement with the property sold other than a normal leaseback. The Company received net proceeds of $22.3 million from the sale, after deducting a security deposit of $1.2 million, other transactions costs of $0.3 million, and incurred a gain of $1.1 million. In June 2021, we amended our lease, increasing the tenant improvement allowance under the lease by $7.1 million to a total of approximately $17.9 million, which also resulted in a corresponding adjustment to the base rent for the lease at the property.

The following table presents lease assets and liabilities within the Condensed Consolidated Balance Sheets:

Lease and Classification	June 30, 2021	December 31, 2020
Operating Leases:	(In thousands)
Right-of-use asset, net	$118,935	$66,464
Lease liability, current portion	$2,060	$3,041
Lease liability, net of current portion	$118,249	$64,232

Finance Leases:
Property, plant and equipment, net(1)	$405	$5,523
Other current liabilities	$92	$5,504

(1)
Finance lease assets are recorded net of accumulated amortization of less than $0.1 million as of June 30, 2021 and December 31, 2020, respectively.

The Company recognized the following amounts within the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Operating lease expense	$5,270	$5,553	$9,758	$8,352
Interest on lease liabilities	$2	$384	$6	$387
Expenses related to short-term leases	$19	$487	$228	$950
Expenses related to variable payments	$498	$266	$688	$507

The Company’s sublease income is immaterial.

Other information:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$7,831	$2,556
Operating cash flows from finance leases	$6	$387
Financing cash flows from finance leases	$87	$24

The Company’s lease terms and discount rates were as follows:

Weighted average remaining term (in years):	June 30, 2021	June 30, 2020
Operating	14.5	3.6
Finance	34.5	9.9

Weighted average discount rate:
Operating	12.43%	10.00%
Finance	10.00%	10.03%

8.       Divestitures

In February 2020, the Company divested of non-operating retail and cultivation entities, primarily consisting of two entities that hold cannabis licenses and various real estate and equipment. In accordance with ASC 810-10-40, Derecognition, control ceased, and the Company deconsolidated its interest in the entities. A related party to the Company holds an interest of 49% which it recognized as an equity method investment due to the related party’s significant influence. The carrying value of the assets was derecognized along with the corresponding recognition of the fair value of the equity method investment resulting in a gain of $3.2 million. In conjunction with the assets being deconsolidated, the Company issued a $12.0 million note receivable to the entities in exchange for the real property and other plant and equipment deconsolidated at the time. This resulted in an additional $8.7 million gain.

9.       Intangible Assets and Goodwill

Intangible assets, including goodwill, as of December 31, 2020 and June 30, 2021 consisted of the following:

Gross carrying amount (in thousands)	Weighted average useful lives (years)	December 31, 2020	Additions	Dispositions/ Adjustments	June 30, 2021
Definite life intangible assets:
Patient relationships	2.0	$820	$—	$—	$820
Technology	9.9	18,058	—	—	18,058
Software	5.0	241	320	(145)	416
Other	3.0	410	730	(241)	899
Indefinite life intangible assets:
Licenses and permits		253,866	519	(151)	254,234
Internally developed		1,113	694	(643)	1,164
Trade names		2,400	—	—	2,400
Total intangible assets		276,908	2,263	(1,180)	277,991
Goodwill		116,041	—	(500)	115,541
Total gross carrying amount		$392,949	$2,263	$(1,680)	$393,532

Accumulated amortization (in thousands)		December 31, 2020	Amortization	Dispositions/ Adjustments	June 30, 2021
Definite life intangible assets:
Patient relationships		$820	$—	$—	$820
Technology		3,913	945	—	4,858
Software		57	19	(30)	46
Other		—	184	—	184
Total accumulated amortization		4,790	1,148	(30)	5,908
Total intangible assets, net and goodwill		$388,159	$1,115	$(1,650)	$387,624

Intangible assets with definite lives are amortized over their estimated useful lives. The Company recorded amortization expense of $0.7 million and $0.5 million included in depreciation and amortization, in the Condensed Consolidated Statements of Operation, for the three months ended June 30, 2021 and 2020, respectively. The Company recorded amortization expense of $1.1 million and $1.0 million included in depreciation and amortization, in the Condensed Consolidated Statements of Operations, for the six months ended June 30, 2021 and 2020, respectively. Amortization periods for assets with definite lives are based on management’s estimates at the date of acquisition.

Based solely on the amortizable intangible assets recorded at June 30, 2021, estimated amortization expense for the remainder of fiscal 2020 through fiscal 2025 and thereafter is as follows:

(In thousands)	Estimated Amortization Expense
2021 (6 months)	$1,523
2022	2,108
2023	2,008
2024	1,787
2025	1,770
Thereafter	5,089
Total amortization expense	$14,285

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives, impairment charges or other relevant factors or changes.

10.       Corporate Investments

The carrying values of the Company’s investments are as follows:

(In thousands)	June 30, 2021	December 31, 2020
Investment in Hightimes	$19,091	$19,091
Investment in Falcon	21,833	—
Corporate investments	$40,924	$19,091

The Company is not able to readily determine the fair value of either of the Company’s equity investments listed in the table above. The investments are therefore accounted for under the measurement alternative whereby the investments are held at cost and adjusted for impairments and observable price changes, if any.

On March 13, 2021, the Company settled a lawsuit with Falcon International, Inc. (‘‘Falcon’’) whereby the Company received 10% equity ownership in Falcon and each share received came with a 10-year warrant to acquire two common shares of Falcon at an exercise price of $1.91 per warrant. In exchange, the Company settled the $50.0 million of notes receivable, including accrued interest receivable, due from Falcon. Based on the net book value of the notes receivable settled, the Company estimated the fair value of the equity and warrants received to be $21.8 million at settlement.

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

No impairments or observable price changes were identified during the six months ended June 30, 2021.

11.       Other Current Liabilities

The Company’s other current liabilities consisted of:

(In thousands)	June 30, 2021	December 31, 2020
Accrued inventory purchases	$7,671	$7,886
Accrued expenses	7,724	5,607
Accrued payroll and benefits	5,146	4,353
Accrued capital expenditures	2,906	3,133
Finance lease liabilities(1)	92	5,504
Deferred revenue	2,285	—
Other	4,610	2,413
Total other current liabilities	$30,434	$28,896

(1)
See Note 7 for additional information.

12.     Notes Payable

The Company’s notes payable consisted of:

(In thousands)	June 30, 2021	December 31, 2020
Secured promissory note dated March 2020, in the principal amount of $10.0 million with a maturity of March 2022. Monthly interest payments of 9% per annum. Principal balance due at maturity.(1)	$10,000	$10,000
Unsecured promissory note dated February 2020, in the principal amount of $6.7 million with a maturity of February 2023. Monthly interest payments at 4% per annum. Annual payments of $2.2 million, inclusive of interest at 4%, due beginning February 2021 with remaining principal due at maturity.	4,699	6,650
Secured promissory notes dated December 2019, in the principal amount of $93.4 million with a maturity of December 2022. Semi-annual interest payments at 15% per annum. Principal balance due at maturity.(2)	93,390	93,390
Secured promissory notes dated December 2019, in the principal amount of $42.4 million with a maturity of December 2022. Semi-annual interest payments at 9.25% per annum. Principal balance due at maturity.(3)	42,404	42,404
Secured convertible promissory note dated December 2019, in the principal amount of $10.0 million with a maturity of December 2021. Semi-annual interest payments at 9% per annum. Principal balance due at maturity.(4)	10,000	10,000
Secured convertible promissory note dated April 2021, in the principal amount of $5.0 million with a maturity of April 2023. Semi-annual interest payments at 9% per annum. Principal balance due at maturity.	5,000	—
Secured promissory notes dated October 2019, in the principal amount of $6.5 million with a maturity of October 2021. Monthly interest payments at 8.95% per annum. Principal balance due at maturity.	6,500	6,500
Secured promissory notes dated September and October 2019, in the principal amount of $2.6 million with maturities of October 2024. Monthly interest payments at 5.5% and 8.75% per annum. Principal balance due at maturity.(5)	2,456	2,505
Secured promissory note dated June 2019, in the principal amount of $4.0 million with a maturity of June 2024. Interest at LIBOR plus 2.5% per annum, payable monthly. Principal balance due based on 25-year amortization schedule with balloon payment at maturity.(6)	3,916	4,000
Unsecured convertible debentures dated May 2019, in the principal amount of $100.0 million with a maturity of May 2022. Semi-annual interest payments at 7% per annum. Principal balance due at maturity.(7)	100,000	100,000
Other unsecured promissory notes	3,661	4,039
Other secured promissory notes	8,026	1,275
Total notes payable	290,052	280,763
Less: unamortized debt discounts and issuance costs	(11,410)	(15,787)
Net amount	278,642	264,976
Less: current portion of notes payable	(134,394)	(20,910)
Notes payable, net of current portion	$144,248	$244,066

(1)
Carrying value includes debt discount of $0.7 million.
(2)
Carrying value includes debt issuance costs of $2.3 million.
(3)
Carrying value includes debt issuance costs of $1.2 million and warrants of $3.1 million.
(4)
Carrying value includes debt discount of $0.2 million.
(5)
Carrying value includes debt issuance costs of $0.1 million.
(6)
Carrying value includes debt issuance costs of less than $0.1 million.
(7)
Carrying value includes debt issuance costs of $1.4 million and warrants of $2.4 million.

Stated maturities of debt obligations and expected interest payments are as follows:

(In thousands)	Expected Principal Payments	Expected Interest Payments
2021 (6 months)	$19,360	$14,470
2022	254,324	21,864
2023	10,229	660
2024	5,611	270
2025 and thereafter	528	334
	$290,052	$37,598

13.       Share-based Compensation

Stock options

During 2018, the Compensation Committee of the Company’s Board of Directors approved a share-based compensation plan. The purpose of the plan is to promote the interests of the Company and its stockholders by aiding the Company in attracting and retaining employees, officers, consultants, advisors and non-employee directors capable of assuring the future success of the Company. The stock options granted are non-qualified and generally vest in 25% increments over a four-year period and expire 10 years from the grant date.

The following table summarizes stock option activity during the period:

	Number of Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2020	14,380,875	5.02
Forfeited/Cancelled	(2,574,070)	6.53
Exercised	(221,680)	2.52
Granted	675,500	3.85
Balance as of June 30, 2021	12,260,625	$4.69	$10,174,894

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2021, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on June 30, 2021. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding.

The total intrinsic value of stock options exercised during the six months ended June 30, 2021 was $0.4 million. Cash received from stock option exercises was $0.7 million during the six months ended June 30, 2021.

The following table summarizes the Subordinate Voting Shares stock options that remain outstanding as of June 30, 2021:

Security Issuable	Expiration Date	Number of Stock Options	Exercise Price	Stock Options Exercisable
Subordinate Voting Shares	November 2028 - February 2031	12,260,625	$1.09 - $8.75	4,866,313

The following table summarizes the Subordinate Voting Shares stock options that remain outstanding as of December 31, 2020:

Security Issuable	Expiration Date	Number of Stock Options	Exercise Price	Stock Options Exercisable
Subordinate Voting Shares	November 2028 - December 2030	14,380,875	$1.09 - $8.75	2,326,000

During the three months ended June 30, 2021 and 2020, the Company recorded $3.7 million and $3.3 million of share-based compensation expense for stock options granted and vested during the period, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded $8.5 million and $17.1 million of share-based compensation expense for stock options granted and vested during the period, respectively.

The fair value of the stock options granted was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions at the time of grant:

	2021	2020
Risk-Free Annual Interest Rate	1.09% - 2.25%	2.00% - 2.25%
Expected Annual Dividend Yield	0%	0%
Expected Stock Price Volatility	99% - 197%	83% - 99%
Expected Life of Stock Options	6.25 Years	6.25 Years

Volatility was estimated by using the average historical volatility of comparable companies from a representative peer group of publicly traded cannabis companies. The expected life represents the period of time that the options issued are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of issuance, using rates with a term approximately equal to the expected life of the options.

During the three months ended June 30, 2021 and 2020, the weighted-average fair value of stock options granted was $2.74 and $2.16 per option, respectively. During the six months ended June 30, 2021 and 2020, the weighted-average fair value of stock options granted was $3.16 and $2.16 per option, respectively. As of June 30, 2021 and 2020, stock options outstanding had a weighted-average remaining contractual life of 8.2 and 8.9 years, respectively. At June 30, 2021, the total unrecognized compensation cost related to the non-vested awards granted and expected to vest was $14.1 million. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Restricted stock units

On December 31, 2020, the Company granted 208,348 restricted stock units. These restricted stock units vest in 2021. On April 6, 2020, the Company granted 98,765 restricted stock units. These restricted stock units vest throughout 2020 and 2021. The following table summarizes the status of the restricted stock units:

	Number of Restricted Stock Units	Weighted- Average Grant Price
Balance as of December 31, 2020	241,273	$2.01
Vested	(136,952)	1.83
Balance as of June 30, 2021	104,321	$2.24

During the six months ended June 30, 2021, the Company recorded $0.1 million of share-based compensation expense for restricted stock units granted and vested during the period, respectively. No share-based compensation expense for restricted stock was recorded during the three months ended June 30, 2020.

14.     Stockholders’ Equity

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

Warrants

During the six months ended June 30, 2021, the Company issued 307,856 stock warrants to purchase the Company’s SVS. These warrants were issued upon exercise of compensation warrants held by underwriters of the bought deal completed by the Company on October 28, 2020. The company did not record any share-based compensation expense for stock warrants outstanding during the period. Prior to June 30, 2021, all of the Company’s outstanding stock warrants qualified for liability classification in accordance with ASC 815, Derivatives and Hedging. On June 30, 2021, the Company amended the terms of the 17,154,416 SVS warrants issued and outstanding to reflect the exercise price of such warrants in U.S. dollars. Following the conversion of the exercise price to U.S. dollars, the warrants were reclassified as equity. The Company recognized a $0.9 million change in fair value of the warrant liability upon modification and reclassified $36.9 million of the warrant liability to equity. One holder remains that did not convert, and the Company will continue to treat the warrant activity associated with that holder as liability classification.

A summary of the status of the stock warrants outstanding, on an as-converted basis for SVS, is as follows:

	Number of Stock Warrants	Weighted- Average Exercise Price
Balance as of December 31, 2020	24,407,114	$4.11
Issued	307,856	$2.40
Exercised	(6,125,454)	$1.52
Balance as of June 30, 2021	18,589,516	$4.79

The following table summarizes the stock warrants that remain outstanding as of June 30, 2021:

Security Issuable	Expiration Date	Number of Stock Warrants	Exercise Price	Stock Warrants Exercisable
Subordinate Voting Shares	May 2022 - Dec 2025	17,154,516	$2.46 - $14.66	17,154,516
Multiple Voting Shares	April 1, 2023	14,350	106.17	14,350

The following table summarizes the stock warrants that remain outstanding as of December 31, 2020:

Security Issuable	Expiration Date	Number of Stock Warrants	Exercise Price	Stock Warrants Exercisable
Subordinate Voting Shares	May 2022 - April 2023	18,872,114	$2.40 - $14.27	18,872,114
Multiple Voting Shares	April 2021 - April 2023	55,350	103.36	55,350

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

During the three months ended June 30, 2021, there were no stock warrants granted. During the six months ended June 30, 2021, the fair value of the stock warrants granted was $2.35 and $1.50 per warrant, respectively. As of June 30, 2021 and 2020, stock warrants outstanding have a weighted-average remaining contractual life of 0.8 and 2.2 years, respectively.

Warrants exercised for cash

During the three months ended June 30, 2021, the Company issued 26,000 MVS and 271,742 SVS as a result of warrant exercises and received cash proceeds of approximately $3.4 million. During the six months ended June 30, 2021, the Company issued 41,000 MVS and 2,641,164 SVS as a result of warrant exercises (including 615,710 SVS issued in relation to compensation warrants exercised) and received cash proceeds of approximately $10.3 million.

Shares held in escrow

As of June 30, 2021, the Company has 2,000,000 SVS held in escrow to be released on the achievement of certain milestones. The conditions for release were not met as of June 30, 2021. The shares are non-employee compensation for raising equity.

The following presents the total outstanding SVS if converted as of June 30, 2021:

Share Class	Number of Shares at June 30, 2021	Conversion Factor	Total Subordinated Voting Shares if Converted
Super Voting Shares	2,000,000	1	2,000,000
Multiple Voting Shares	1,561,678	100	156,167,800
Subordinate Voting Shares	255,991,500	1	255,991,500
Total			414,159,300

15.       Net Loss Per Share

Calculation of net loss per common share attributable to Harvest Health & Recreation Inc. is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Net loss attributable to Harvest Health & Recreation Inc.	$(19,505)	$(27,574)	$(42,627)	$(42,958)
Net loss attributable to discontinued operations, net of tax	$(1,954)	$(905)	$(1,954)	$(1,289)
Basic weighted-average number of shares outstanding	413,103,779	364,580,737	410,383,008	334,380,082
Net loss per share attributable to Harvest Health & Recreation Inc. - basic and diluted	$(0.05)	$(0.08)	$(0.10)	$(0.13)
Net loss per share attributable to discontinued operations, net of tax	$—	$—	$—	$—

As the Company is in a loss position for both the three and six months ended June 30, 2021 and 2020, the inclusion of shares issuable upon exercise of stock options, vesting of restricted stock, exercise of warrants, and conversion of debt in the calculation of diluted earnings per share would be anti-dilutive and, accordingly, were excluded from the diluted loss per share calculation. The weighted-average number of shares outstanding assumes the conversion of all MVS and Super Voting Shares to SVS.

The following table summarizes the potential SVS that were excluded as they were anti-dilutive:

	June 30,
	2021	2020
Stock options and restricted stock units	12,364,946	16,011,125
Warrants(1)	19,345,162	14,685,996
Convertible debt	13,823,603	32,041,357
	45,533,711	62,738,478

(1)
Includes the outstanding compensation warrants issued for underwriting services in the October 2020 bought financing.

16.     Commitments and Contingencies

Regulatory environment

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits or licenses that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulation as of June 30, 2021, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

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

The AGRiMED permit is still subject to litigation from a third-party seeking revocation of the permit. The possible revocation is related to an administrative challenge filed by Bay LLC, which was the next highest scoring applicant when AGRiMED was awarded a permit. Bay LLC’s objection to the award of the AGRiMED permit is due to the fact that one of AGRiMED’s principals (pre-Harvest’s MIPA to operate the permit) failed to disclose a criminal conviction on the AGRiMED application. On November 9, 2020, the PDOH Deputy Secretary ruled that the AGRiMED permit should not be revoked based upon an equitable estoppel theory. On December 3, 2020 Bay

LLC filed a Petition for Review of the November 9, 2020 PDOH determination in the Pennsylvania Commonwealth Court. Briefing of that appeal was completed in May 2021 and the Company is awaiting a ruling.

Rainbow lease and real estate litigation

On June 4, 2020, Rainbow HAH Council Bluffs LLC, Rainbow HAH Santa Cruz LLC, Rainbow HAH Coalinga LLC, Rainbow HAH LLC and Rainbow Realty Group LLC (collectively, the “Plaintiffs”) filed a complaint in the Supreme Court of the State of New York, County of Nassau (Index No.: 605323/2020) against the Company and certain of its subsidiaries and certain of its current officers and directors, including Scott Atkison (the “Harvest Defendants”), ICG and certain of its subsidiaries, Hightimes Holding Corp. and one of its subsidiaries, Ryan Kunkel (“Kunkel”) and James Dennedy (“Dennedy”). Mr. Atkison is a former shareholder and director of ICG and is a party to the Agreement and Plan of Merger and Reorganization, dated March 13, 2020, between a wholly-owned subsidiary of the Company and ICG (the “ICG Merger Agreement”) and as result thereof, he, along with other former ICG shareholders including Daniel Reiner, a shareholder of the Company and the beneficial owner of greater than 5% of our equity securities, may have indemnification obligations to the Company. On September 24, 2020, the Plaintiffs filed an amended complaint (the “Amended Rainbow Complaint”). The Amended Rainbow Complaint alleges, among other things, that the Plaintiffs were fraudulently induced by Kunkel and Dennedy and aided and abetted by the Harvest Defendants into paying $3.5 million to purchase three cannabis dispensaries that were leased by Have a Heart branded dispensaries in Council Bluffs, Iowa, Coalinga, California and Santa Cruz, California (the “Gerra Properties”). The properties were sold to the Plaintiffs by Gerra Capital Management which was owned and controlled by certain former ICG directors and shareholders which included Kunkel and Dennedy. The Amended Rainbow Complaint alleges breach of lease, breach of guaranty, breach of the implied covenant of good faith and fair dealing, fraud in the inducement, conspiracy to commit fraud, aiding and abetting fraud, violations of debtor creditor law and piercing the corporate veil (the “Rainbow Litigation”). In December 2020, the case transferred to the Commercial Division of the Supreme Court of the State of New York, County of New York (Index No.: 452625/2020).

On July 15, 2021, the Company, Harvest Enterprises, Inc., Harvest HAH WA, Inc., Steven M. White, M. Scott Atkison and Daniel T. Reiner (collectively, the “Defendants”), and the Plaintiffs entered into a Confidential Settlement Agreement and Release, pursuant to which, inter alia, the Company issued 150,000 SVS to the Plaintiffs in consideration for the final release (with prejudice) of all claims pending against the Defendants in the Commercial Division of the Supreme Court of the State of New York, County of New York (Index No.: 452625/2020).

TGS National Franchise, LLC arbitration

In the Matter of Arbitration between TGS National Franchise, LLC v. San Felasco Nurseries, Inc. (“SFN”) as assignee of Florida Compassionate Growers LLC (Case No: 01-18-0003-9481) (the “SFN Arbitration”).

Prior to the Company’s acquisition of SFN via a share exchange agreement dated October 25, 2018, TGS filed several arbitrations and civil lawsuits (the “TGS Lawsuits”) arising out of franchise agreements between TGS and SFN dated April 8, 2016 (“Franchise Agreements”). The TGS Lawsuits included a demand for arbitration filed with the American Arbitration Association filed on October 22, 2018 (the “SFN Arbitration”) seeking monetary damages arising from the termination of the Franchise Agreements. On March 28, 2019, the SFN Arbitration was stayed by agreement of the parties pending resolution of a TGS appeal, to the Colorado Court of Appeals, of a decision adverse to TGS in another of the TGS Lawsuits (the “TGS Appeal”).

On February 21, 2020, TGS moved to substitute Jushi FL SPV, LLC (“Jushi”) as Claimant in the SFN Arbitration (“Claimant”) and amend the case caption to In the Matter of Arbitration between Jushi FL SPV, LLC, as assignee of TGS National Franchise, LLC v. San Felasco Nurseries, Inc., as assignee of Florida Compassionate Growers LLC (Case No: 01-18-0003-9481). On May 15, 2020, the parties stipulated to substitute Jushi as Claimant and amend the case caption. On March 26, 2020, the Colorado Court of Appeals denied the TGS Appeal and held that certain terms in the Franchise Agreements evidence “a clear intent to limit the parties’ rights and remedies otherwise available.”

With the TGS Appeal decided, the SFN Arbitration re-commenced in August 2020. On November 9, 2020, the panel in the SFN Arbitration (the “AAA Panel”) denied SFN’s motion to dismiss, which had argued that the arbitration was precluded by the earlier TGS Lawsuits. On March 29, 2021, the AAA Panel denied SFN’s request to file a pre-hearing motion to dismiss the SFN Arbitration for failure to state recoverable damages. The final hearing in the SFN Arbitration was held the week of May 3, 2021. Post-hearing briefing was completed on June 29, 2021.

The AAA Panel issued its interim award (the “Interim Award”) on July 29, 2021. The AAA Panel ruled against Claimant on its legal and equitable claims for breach of a contractual right of first refusal (“ROFR”) under the Franchise Agreements in connection with a potential sale of SFN (the “ROFR Transaction”), holding that SFN had negotiated the ROFR Transaction in good faith. Claimant prevailed, however, on its claims for breach of contract and breach of the implied covenant of good faith and fair dealing arising from SFN’s termination of the Franchise Agreements. The AAA Panel awarded Claimant $10.6 million based on the supposed “present value”

of “unpaid future royalties” in respect of these claims. The AAA Panel awarded an additional $3.7 million in pre-award interest on these damages, and post-award interest at a rate of 12% per annum.

The Panel further determined that Claimant was the prevailing party in the arbitration and that the Franchise Agreements entitled Claimant to recover its reasonable attorneys’ fees and costs, exclusive of certain arbitration costs. Claimant’s fee request currently is due to the Panel on August 12, 2021, and SFN’s response currently is due on August 26, 2021.

The Franchise Agreements provide that the Interim Award, once finalized, is subject to review by an independent panel of three arbitrators (the “Independent Panel”). The Company intends to appeal the decision to the Independent Panel on the grounds that, among other things, the damages awarded are not available under the contracts and applicable law. The appeal will be filed no later than 30 days after the Interim Award becomes final. The Company has adjusted its reserves in respect of the SFN Arbitration as a result of the Interim Award.

Litigation Arising Out of Proposed Transaction with Trulieve Cannabis Corp.

On May 10, 2021, the Company entered into an arrangement agreement (the “Arrangement Agreement”) with Trulieve Cannabis Corp. (“Trulieve”), pursuant to which Trulieve agreed, subject to the terms and conditions thereof, to acquire all of the issued and outstanding subordinate voting shares of the Company, multiple voting shares of the Company, and super voting shares of the Company. On July 13, 2021, the Company issued its Definitive Proxy Statement (the “Proxy”) soliciting stockholder approval of the proposed transaction. Since the issuance of the Proxy, a number of purported stockholders of the Company have sent demand letters to the Company’s Board of Directors and/or commenced litigation challenging the accuracy and/or completeness of the disclosures in the Proxy. To date, the following five lawsuits have been filed, bearing the following captions:

•
Oppen v. Harvest Health et al., C.A. No. 21-02048 (D. Col.)
•
Stout v. Harvest Health et al., C.A. No. 21-06398 (S.D.N.Y.)
•
Jenkins v. Harvest Health et al., C.A. No. 21-02045 (D. Col.)
•
Coffman v. Harvest Health et al., C.A. No. 21-02026 (D. Col.)
•
Wean v. Harvest Health et al., C.A. No. 21-06435 (S.D.N.Y.)
•
Finger v Harvest Health et al., C.A. No. 21-02086 (D. Col.)

Each lawsuit asserts claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and alleges that the Proxy omits and/or misrepresents material information concerning: (i) the Company’s and Trulieve’s financial projections; (ii) the financial analyses performed by the Company’s financial advisors, Moelis & Company LLC and Haywood Securities Inc. (“Haywood”), in connection with their fairness opinions; (iii) information regarding the nature of Haywood’s arrangement; and (iv) the sales process leading up to the proposed transaction.

The Company vehemently denies these allegations, and intends to vigorously defend against these lawsuits. At this point, the Company is unable to state whether an outcome unfavorable to the Company is either probable or remote, or to estimate the range of possible loss in the event of an unfavorable outcome. The Company previously recorded a liability in the amount of $3.0 million during year ended December 31, 2020 and increased its liability by an additional $4.5 million during the three months ended June 30, 2021.

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

17.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes (“ASC 740”), on a tax jurisdictional basis. The Company files a consolidated as well as several standalone company U.S. income tax returns and, at the federal level, its gross profits or income and losses are taxed at 21%. The Company’s effective tax rate varies from the U.S. Federal statutory rate due to permanent non-deductible IRS Section 280e differences, pass-through entities, and non-controlling interests. The Company recorded income tax expense of $6.8 million and $1.1 million for the three months ended June 30, 2021 and 2020, and $13.3 million and $4.9 million for the six months ended June 30, 2021 and 2020, respectively.

The net deferred income tax liability was $53.1 million as of both June 30, 2021 and December 31, 2020 and consists primarily of future tax impacts of the book and tax differences in fixed asset depreciation and intangibles acquired through purchase accounting.

During the three and six month ended June 30, 2021 and 2020, respectively, the Company recognized an immaterial amount of interest and penalties. The Company has not established valuation allowances against any U.S. Federal or state deferred tax assets.

18.     Related Party Transactions

Related party notes receivable

(In thousands)	June 30, 2021	December 31, 2020
Secured promissory notes dated February 2020(1)	$6,695	$6,471
Secured revolving notes dated December 2018 through January 2019(2)	3,581	3,581
Total due from related party (current portion notes receivable)	$10,276	$10,052

(1)
Secured promissory note dated February 2020, and amended February 2021, in the aggregate principal amount of $6.7 million with maturity date February 2022; principal is due at maturity. Interest rate of 6% per annum, due at maturity. The secured note of $6.7 million is due from Harvest of Ohio LLC, an Ohio limited liability company owned 49% by Steve White, the Chief Executive Officer of the Company, and an entity in which the Company has an investment interest. The Company accounts for the investment interest under the equity method. During the six months ended June 30, 2021 and 2020, interest income was $0.2 million and $0.1 million, respectively. During the three months ended June 30, 2021 and 2020, interest income was $0.1 million and less than $0.1 million, respectively.
(2)
Secured revolving notes dated December 2018 through January 2019 in the aggregate principal amount of $3.6 million which are due from AINA We Would LLC, the borrower, of which Harvest owns a 25% interest. The notes mature between December 2019 and February 2020 and the principal is due at maturity. The secured revolving notes which mature between December 2019 and February 2020 are currently in default. The Company negotiated a settlement agreement with the debtor and, at this time, expects to receive the full principal balance. The secured revolving notes have interest rates of 8.25 - 8.5% per annum with interest payments due monthly. AINA We Would LLC can draw up to $30.0 million, with each advance subject to the approval of AINA We Would LLC and the Company in their sole discretion. No interest income was recorded during the three or six months ended June 30, 2021 and $0.1 million of interest income was recorded during both the three and six months ended June 30, 2020.

Related party leases

Included in the Condensed Consolidated Balance Sheets are the following amounts recorded for leases with related parties:

(In thousands)	June 30, 2021	December 31, 2020
Right-of-use assets for operating leases, net	$5,541	$5,621
Operating lease liability, current portion	(150)	(135)
Operating lease liability, net of current portion	(5,518)	(5,595)

AZRE2, LLC owns a building located at 300 East Cherry Street, Cottonwood, Arizona 86326, which it leases to Harvest to use as a cultivation facility. The lease commenced on August 1, 2019 for a 15 year term and rent payments were approximately $0.3 million for the six months ended June 30, 2021 and 2020 respectively. Rent payments were $0.2 million for the three  months ended June  30, 2021 and 2020, respectively. The Company incurred rent expense of $0.3 million for the six months ended June 30, 2021 and 2020, respectively and $0.2 million in relation to this lease for  the three months ended June 30, 2021 and 2020, respectively. Jason Vedadi, the former Chairman of the Board of Harvest, is the sole owner of AZRE2, LLC. $1.4 million is due to Karma Capital, LLC, an entity wholly owned by Mr. Vedadi, to pay back the loan given to purchase the Cottonwood property.

Karma Capital, LLC owns a building located at 2726-2734 E. Grant Road Tucson, Arizona 85716, which it leases to Harvest to use as a dispensary. The lease commenced on July 1, 2017 for a 15 year term and rent payments were less than $0.1 million for the six and three months ended June 30, 2021 and 2020, respectively. The Company incurred rent expense of less than $0.1 million in relation to this lease for six and three months ended June 30, 2021 and 2020, respectively. Mr. Vedadi, the former Chairman of the Board of Harvest, is the sole owner of Karma Capital, LLC.

Earbuds, LLC owns a building located at 4370 Tonawanda Trail Beaver Creek, Ohio 45430, which it leases to Harvest to use as a dispensary. The lease commenced on April 1, 2020 for a 15 year term and rent payments were less than $0.1 million for the six and three months ended June 30, 2021 and 2020, respectively. There was also an additional fee paid of approximately $0.1 million provided to the landlord for previous costs incurred to purchase the building in 2020. The Company incurred rent expense of less than $0.1 million in relation to this lease for the six months and three months ended June 30, 2021 and 2020, respectively. Each of Mr. Vedadi, the former Chairman of the Board of Harvest, Joseph Sai, Harvest’s Chief of Staff and Howard Hintz, Harvest’s former Director of Contracts, are partners of Earbuds, LLC. Each of the three partners of Earbuds, LLC are entitled to an equal distribution share of the accrued rental income. $0.4 million is due to SMRE LLC (an entity owned by Mr. Sai), Things Change LLC (an entity owned by Mr. Hintz) and TJV-168 LLC (an entity owned by Mr. Vedadi) to pay back the loan given to purchase the Beaver Creek, OH property. Each partner loaned $0.1 to Earbuds, LLC to acquire the property.

On February 9, 2021, we cancelled 2,545 Multiple Voting Shares held by Jason Vedadi in exchange for extinguishing our right of first refusal under the Separation Agreement (as more fully described and qualified by reference to Exhibit 10.1 of this Quarterly Report on Form 10-Q, Amendment to Separation Agreement and General Release, by and between Jason Vedadi and Harvest Health & Recreation Inc., dated February 9, 2021). The number of Multiple Voting Shares is equal to an aggregate market value of $1,000,185 divided by the closing sales price of the Subordinate Voting Shares on February 5, 2021, which was $3.93. The Multiple Voting Shares were convertible to Subordinate Voting Shares on a 1:100 basis. This transaction with Mr. Vedadi is a transaction agreed with an “insider” and is considered to be a “related party transaction.”

19.     Subsequent Events

On July 21, 2021, Harvest Mass Holding I, LLC, a subsidiary of the Company, entered into a purchase agreement with Story of Massachusetts (“Story”), which is an entity majority-owned by Jason Vedadi. Harvest Mass Holding I, LLC owns all of the issued and outstanding membership interests in Suns Mass II, LLC, a Harvest subsidiary. Suns Mass II, LLC holds a dispensary license for a dispensary in Worcester, Massachusetts. Pursuant to such agreement, Story will acquire 100% of the membership interests of Suns Mass II, LLC for $1.0 million in cash and the assumption of a $1.0 million line of credit. The transaction with Story is a transaction agreed with an “insider” and is considered to be a “related party transaction,” and, accordingly, was approved by the Audit Committee of the Company’s Board of Directors.

As described under “Commitments and Contingencies,” on July 15, 2021, the Company entered into a Confidential Settlement Agreement and Release with the Rainbow Plaintiffs, pursuant to which, inter alia, the Company issued 150,000 Subordinate Voting Shares to the Rainbow Plaintiffs in exchange for full release of all claims against certain defendants, including the Company, Harvest Enterprises, Inc., Harvest HAH WA, Inc., Steven M. White, Michael Scott Atkison, a director of the Company, and Daniel T. Reiner. The release of claims against each of Messrs. White, Atkison and Reiner is a transaction agreed with “insiders” and is considered to be a “related party transaction,” and, accordingly, was approved by the Audit Committee of the Company’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results should be read in conjunction with the financial statements and accompanying notes in this report.

Forward-Looking Statements

This Quarterly  Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward- looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in subsequent annual, quarterly and other filings that we make with the United States Securities and Exchange Commission (the “SEC”) and Canadian securities regulators or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These include, but are not limited, to the material risks described more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and Canadian securities regulators on March 30, 2021, in Item 1A of this Quarterly Report on Form 10-Q, and in our subsequent filings in the U.S and Canada. All such risk factors are difficult to predict accurately and are generally beyond the direct control of the registrant. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Quarterly Report on Form 10-Q, which reflect management’s opinions only as of the date hereof. Forward-looking statements in this Quarterly

Report on Form 10-Q, other than the statements regarding the proposed arrangement with Trulieve Cannabis Corp. (“Trulieve”), do not assume the consummation of such proposed arrangement unless specifically stated otherwise. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any subsequent  disclosures we make in our reports to the SEC and Canadian securities regulators. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020, this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and our subsequent filings in the U.S. and Canada.

Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:

•
There are various risks associated with the proposed arrangement with Trulieve which could impact our business operations, financial results and share price, including without limitation, the failure to complete or delays in completing the arrangement, termination of the arrangement, the payment of termination amounts in certain circumstances, the fixed nature of the deal consideration (subject to potential downward adjustment upon the occurrence of certain permitted Harvest debt refinancings), and fluctuations in Trulieve’s stock price.
•
Actions taken against us by the U.S. federal government for participation in the cannabis industry, as cannabis remains illegal under U.S. federal law.
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

Our principal operating locations and type of operation are listed below as of June 30, 2021:

State	Nature of Operations	Commencement Periods
Arizona - 15 locations	Retail Dispensary	September 2013 - September 2020
California - 4 locations	Retail Dispensary	December 2018 - October 2019
Florida - 10 locations	Retail Dispensary	February 2019 - June 2021
Maryland - 3 locations	Retail Dispensary	September 2018 - December 2019
Pennsylvania - 10 locations	Retail Dispensary	September 2018 - May 2021
Arizona	Greenhouse/Outdoor Grow/Processing Lab	July 2015 - February 2020
Colorado - 1 location	Processing	October 2020
Florida	Cultivation/Processing	February 2019 - December 2019
Maryland	Cultivation/Processing	September 2017 - July 2019
Nevada	Cultivation/Processing	August 2020
Pennsylvania	Cultivation/Processing	March 2020
Utah(1)	Indoor Grow	October 2020
(1)
On July 14, 2021, the Company divested the indoor grow location located in Ogden, Utah for an immaterial amount of cash.

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

Arizona Proposition 207, also known as the Smart and Safe Arizona Act, was a voter initiative to legalize the adult recreational use of cannabis that was approved by voters on November 3, 2020. The Arizona Smart and Safe Act directed the Arizona State Department of Health Services to establish rules for retail cannabis sales by June 1, 2021, to allow cannabis to be subject to state and local sales taxes like other retail items, and would impose an additional 16% excise tax on cannabis products. On January 22, 2021, we recorded the first sale and started offering access to regulated and legal adult recreational use cannabis products to our customers.

Arrangement Agreement

On May 10, 2021, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Trulieve Cannabis Corp (“Trulieve”), pursuant to which Trulieve will acquire all of the issued and outstanding subordinate voting shares, multiple voting shares and super voting shares of Harvest pursuant to a plan of arrangement under the Business Corporations Act (British Columbia)  (the “Arrangement”). Subject to the terms and conditions in the Arrangement Agreement, each subordinate voting share, multiple voting share and super voting share of Harvest outstanding immediately prior to the effective time of the Arrangement will be converted into 0.1170 of a share of Trulieve subordinate voting shares, subject to certain adjustments based upon the occurrence of certain permitted Harvest debt refinancings. At the effective time of the Arrangement, the multiple voting shares and super voting shares will be treated on an as-converted basis to subordinate voting shares pursuant to their respective terms. The obligations of Trulieve and Harvest to consummate the Arrangement are subject to customary conditions, including, but not limited to, (a) obtaining the required approval of Harvest’s shareholders, (b) obtaining an approval of the Supreme Court of British Columbia (or any other court with appropriate jurisdiction) at a hearing upon the procedural and substantive fairness of the terms and conditions of the Arrangement, (c) the absence of any injunction or similar restraint prohibiting or making illegal the consummation of the Arrangement or any of the other transactions contemplated by the Arrangement Agreement, (d) the required regulatory approvals having been obtained, including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (e) no material adverse effect having occurred, (f) subject to certain materiality exceptions, the accuracy of the representations and warranties of each party and (g) the performance in all material respects by each party of its obligations under the Arrangement Agreement.

The foregoing description of the Arrangement Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement which is included as Exhibit 2.1 to our Current Report on Form 8-K, filed on May 12, 2021.

We have prepared this Quarterly Report on Form 10-Q and the forward-looking statements contained in this Quarterly Report on Form 10-Q as if we were going to remain an independent company. If the Arrangement Agreement is consummated, many of the forward-looking statements contained in this Quarterly Report on Form 10-Q will no longer be applicable.

Results of Operations

The following table presents selected financial information derived from our condensed consolidated financial statements:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Revenues	$102,463	$55,661	$191,289	$99,896
Less Cost of Goods Sold	50,201	32,246	91,109	58,332
Total Gross Profit	$52,262	$23,415	$100,180	$41,564
Total Expenses	$40,933	$32,389	$75,498	$75,558
Other Expense, Net	$(21,770)	$(14,634)	$(51,610)	$(908)
Net Loss Attributable to Harvest	$(19,505)	$(27,574)	$(42,627)	$(42,958)
Loss Per Share	$(0.05)	$(0.08)	$(0.10)	$(0.13)
Adjusted EBITDA (non-GAAP)	$28,022	$(395)	$54,938	$(5,203)

Revenue

We derive our revenue from both our wholesale and retail businesses from cannabis products we manufacture, sell and distribute to third-party retail customers, and from direct sales to end consumers in our retail stores. In addition, we collect fees on contracts with third parties who provide services at certain cultivation facilities we are licensed to operate.

Comparison between the three months ended June 30, 2021 and 2020:

Revenue was $102.5 million and $55.7 million, respectively, representing an increase of $46.8 million or 84%. Revenue growth was driven by a $43.0 million increase in retail operations and $7.9 million increase in wholesale. Approximately 89% of our revenue was derived from our core markets: Arizona, Florida, Maryland, and Pennsylvania during the three months ended June 30, 2021. Revenue growth was driven by the full quarter contribution of recreational sales in Arizona, growth in new and existing locations companywide, and contribution from cultivation and manufacturing expansion activities. The increase was partially offset by a $5.0 million planned decrease in licensing due to the cancelation and restructuring of margin dilutive contracts at the end of 2020.

Comparison between the six months ended June 30, 2021 and 2020:

Revenue was $191.3 million and $99.9 million, respectively, representing an increase of $91.4 million or 91%. Revenue growth was driven by the addition of newly opened and acquired dispensaries, growth in our existing cultivation, manufacturing, and retail operations and the legalization of adult recreational use of cannabis in Arizona. The launch of sales to adult use consumers in Arizona on January 22, 2021 in all 15 of the Company’s Arizona dispensaries contributed to retail revenue growth during the first quarter. During the three months ended June 30, 2021 we added five new retail locations and continued our expansion activities at several cultivation and manufacturing facilities. The Company generated revenue from 12 cultivation and processing facilities in the first quarter, including contributions from Colorado, Nevada, and Utah that did not contribute revenue during the prior year period. Revenue growth during the quarter was partly offset by the divestiture of retail assets in Arkansas and North Dakota and a decline in licensing fees due to the cancelation and restructuring of margin dilutive contracts at the end of 2020.

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

Comparison between the three months ended June 30, 2021 and 2020:

Cost of goods sold was $50.2 million, an increase of $18.0 million or 56%, driven by increased sales as described above.

Comparison between the six months ended June 30, 2021 and 2020:

Cost of goods sold was $91.1 million, an increase of $32.8 million or 56%, driven by increased sales as described above.

Gross Profit & Gross Margin

Gross profit is revenue less cost of goods sold. Gross margin measures our gross profit as a percentage of revenue.

We have developed a strategy to focus primarily on revenue growth in our core markets while working to streamline the business and realize operational efficiencies. We expect to grow less through acquisitions and more through organic growth and continued

development of the existing asset base in the remainder of 2021. Quarterly fluctuations in revenue mix may impact gross margins. Gross margins in our retail operations are the highest and most influential on reported results. As we continue to make investments in the cultivation and manufacturing of our own products for sale in our retail locations, we expect the percentage of revenue from retail operations to increase and drive a favorable impact on gross margin. While there are likely to be quarterly fluctuations in gross margin, we expect the overall trend will be upward in the near term as we focus more heavily on core markets with greater profit potential.

Comparison between the three months ended June 30, 2021 and 2020:

Gross profit was $52.3 million, an increase of $28.9 million over the prior year comparable period. This represented a total gross margin of 51%, an increase of 900 basis points as compared to a gross profit margin of 42% for the prior year comparable period.

Comparison between the six months ended June 30, 2021 and 2020:

Gross profit for was $100.2 million, an increase of $58.6 million over the prior year comparable period. This represented a total gross margin of 52%, an increase of 1,000 basis points as compared to a gross profit margin of 42% for the prior year comparable period.

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

The following table shows the total percentage of revenue generated by each of our revenue streams and the gross margin for each:

	Three months ended June 30,			Six Months Ended June 30,
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Retail revenue	83%	76%	7%	85%	72%	13%
Wholesale revenue	14%	13%	1%	12%	13%	(1)%
Licensing and other revenue	3%	11%	(8)%	3%	14%	(12)%

Retail gross margin	50%	49%	1%	52%	49%	3%
Wholesale gross margin	52%	30%	22%	48%	30%	19%
Licensing and other gross margin	73%	9%	63%	77%	15%	62%

Total Expenses

Total expenses other than the cost of goods sold consist of general and administrative, sales and marketing costs, share-based compensation expense, and depreciation and amortization.

General and administrative expenses include costs incurred at our retail sites and corporate offices, primarily related to personnel costs and operating costs, and other professional service costs. Sales and marketing costs include expenses related to marketing and branding activities and development and support of customer relationships.

As part of our ongoing efforts to achieve profitability we have implemented cost reduction measures across the organization. We expect to realize the benefits of scale and operational efficiencies and focus more heavily on our core markets. Furthermore, we expect to have fewer acquisition and transaction costs related to our opportunistic expansion plans.

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

The following table sets forth the components of our expenses:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Salaries and benefits	$14,202	$12,495	$26,655	$26,180
Rent and occupancy	6,236	7,926	11,584	13,114
Professional and legal fees	8,391	3,720	12,935	8,055
Licensing and administration	3,495	2,547	6,785	4,897
Travel and entertainment	285	212	401	814
Supplies and testing	718	240	1,243	499
Total general and administrative expenses	$33,327	$27,140	$59,603	$53,559
Sales and marketing	1,224	1,248	2,122	2,524
Share-based compensation	3,741	3,276	8,603	17,080
Depreciation and amortization	2,641	725	5,170	2,395
Total expenses	$40,933	$32,389	$75,498	$75,558

Certain prior year amounts in the table above have been reclassified for consistency with the current year presentation. These reclassifications are not material and had no effect on the reported results of operations.

Comparison between the three months ended June 30, 2021 and 2020:

Total expenses were $40.9 million compared to $32.4 million for the comparable period. The $8.5 million increase was primarily attributable to the following:

•
$4.7 million increase in professional fees related to mergers and acquisitions and other legal expenses
•
$1.9 million increase in depreciation and amortization primarily driven by new store openings
•
$1.7 million increase in salaries and benefits due to adjustments recorded to reflect anticipated higher attainment on our bonus plan and increased employee count

Comparison between the six months ended June 30, 2021 and 2020:

Total expenses remained relatively flat compared to the prior year. The following activity occurred:

•
$8.5 million decrease in share-based compensation expense primarily due to a $10.0 million charge for 2.4 million options surrendered by certain executives and redistributed by the Company in 2020 and fewer options issued in 2021, partially offset by a $0.9 million charge for 0.6 million options surrendered by certain executives by the Company in 2021 and fewer cancellations
•
$4.9 million increase in professional fees related to mergers and acquisitions and other legal expenses
•
$2.8 million increase in depreciation and amortization attributed to new store openings, Willcox, Arizona cultivation sites, and other capital improvements
•
$1.9 million increase in licensing and administration due to overall growth in the Company

Total Other (Expense) Income

Comparison between the three months ended June 30, 2021 and 2020:

Total other expense was $21.8 million, an increase of $7.2 million compared to total other expense of $14.6 million. The increase was primarily due to:

•
$6.9 million fair value adjustment to increase the warrant liability - see Note 14
•
$4.5 million adjustment for fair value contingent consideration - see Note 16
•
$2.8 million decrease in loss on sales due to the sale of ICG to Hightimes that occurred in the prior year
•
$2.4 million decrease in contract asset impairments

Comparison between the six months ended June 30, 2021 and 2020:

Total other expense was $51.6 million, an increase of $50.7 million compared to total other expense of $0.9 million. The increase was attributed to:

•
$38.2 million fair value adjustment to increase the warrant liability

•
$8.5 million decrease in other income due to the prior year having a $12.6 million gain on a payment of contingent consideration due to former CBx owners partially offset by a $3.6 million loss to record a contingent liability related to the separation agreement between the Company and a former executive officer and director
•
$4.2 million increase in interest expense due to a decrease in interest income primarily driven by a $56.3 million decrease in notes receivable, as well as an increase in non-cash interest expense for the amortization of debt issuance costs and debt discounts, including discounts for warrants issued with debt

Provision for Income Taxes

For the three months ended June 30, 2021 and 2020, federal and state income tax expense totaled $6.8 million and $1.1 million, respectively. The increase was primarily due to the increase in gross profit.

For the six months ended June 30, 2021 and 2020, federal and state income tax expense totaled $13.3 million and $4.9 million, respectively. The increase was primarily due to the increase in gross profit.

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

Discontinued operations are presented separately from continuing operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020.

Net loss before discontinued operations and non-controlling interest for the three months ended June 30, 2021 and 2020 was a loss of $17.3 million and $24.7 million, respectively. Net loss before discontinued operations and non-controlling interest for the six months ended June 30, 2021 and 2020 was a loss of $40.2 million and $39.8 million, respectively.

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

The following table provides a reconciliation of net loss before non-controlling interest to adjusted EBITDA for the periods indicated.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss (GAAP) before non-controlling interest	$(19,229)	$(25,645)	$(42,197)	$(41,117)
Add (deduct) impact of:
Net interest and other financing costs(1)	9,184	9,390	17,905	14,106
Income tax	6,834	1,132	13,315	4,926
Amortization and depreciation(2)	3,532	1,803	7,051	4,257
(Gain) loss on sale of assets	21	2,783	(1,774)	364
Fair value adjustment of liability	8,353	1,497	32,787	(5,448)
Fair value of contingent consideration	4,500	-	4,500	-
Other (income) expense(3)	(269)	(1,205)	(1,773)	(10,255)
Foreign currency (gain) loss	(17)	(30)	(29)	108
Share-based compensation expense	3,741	3,276	8,603	17,080
Contract asset impairment	-	2,420	-	2,420
Discontinued operations, net of tax	1,954	905	1,954	1,289
Other expansion expenses (pre-open)(4)	3,371	2,323	6,543	5,664
Transaction & other special charges	6,047	956	8,053	1,403
Adjusted EBITDA (non-GAAP)(5)	$28,022	$(395)	$54,938	$(5,203)

(1)
Includes less than $0.1 million and $0.2 million of interest reported in cost of sales for the three months ended June 30, 2021 and 2020, respectively. Includes less than $0.1 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.
(2)
Includes $1.1 million and $0.9 million of depreciation reported in cost of sales for the three months ended June 30, 2021 and 2020, respectively. Includes $1.9 million of depreciation reported in cost of sales for both the six months ended June 30, 2021 and 2020, respectively.
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

The adjusted EBITDA income during the three months ended June 30, 2021 was $28 million, as compared to an adjusted EBITDA loss of $0.4 million during the three months ended June 30, 2020. The period-over-period increase of $28.4 million in the adjusted EBITDA is primarily attributed to increase in gross profit period-over-period as discussed in greater detail above. The adjusted EBITDA income during the six months ended June 30, 2021 was $54.9 million, as compared to an adjusted EBITDA loss of $5.2 million during the six months ended June 30, 2020. The period-over-period increase of $60.1 million in the adjusted EBITDA is primarily attributed to increase in gross profit period-over-period as discussed in greater detail above.

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

As of June 30, 2021, we had negative working capital of $40.5 million, a decrease of $102.8 million as compared to December 31, 2020, driven primarily by $113.5 million increase in current notes payable due to unsecured convertible debentures with the principal amount of $100.0 million with a maturity of May 2022 and $20.2 million for taxes paid attributed to overall growth in the company and specifically related Arizona Recreation. As of June 30, 2021 and December 31, 2020, we had total current liabilities of $195.9 million and $99.1 million, respectively, and cash and cash equivalents of $71.1 million and $78.1 million, respectively, to meet our current obligations.

On May 10, 2021, the Company entered into the Arrangement Agreement with Trulieve, pursuant to which Trulieve agreed, subject to the terms and conditions thereof, to acquire all of the issued and outstanding subordinate voting shares of the Company, multiple voting shares of the Company, and super voting shares of the Company. On July 13, 2021, the Company issued the Proxy soliciting stockholder approval of the proposed transaction. Upon completion of the transaction and change in control, the Company will have the ability to repay or refinance indebtedness.

Cash Flows

(in thousands)	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(14,167)	$(21,219)
Investing activities	(5,523)	(30,565)
Financing activities	11,157	91,316
Net increase/(decrease) in cash and cash equivalents	(8,533)	39,532
Cash, cash equivalents, and restricted cash, beginning of period	82,597	30,685
Cash, cash equivalents, and restricted cash, end of period	$74,064	$69,668

Operating activities

Net cash used in operating activities for the six months ended June 30, 2021 was $14.2 million and consisted the following:

•
$42.2 million net loss before non-controlling interest
•
$58.2 million net add-back of non-cash income statement items
•
$30.2 million net change in operating assets and liabilities

Included in the non-cash items were $32.8 million due to the change in fair value of warrant liabilities driven by increased stock price, $8.6 million for share-based compensation, and $7.1 million for depreciation and amortization.

Net cash used in operating activities for the six months ended June 30, 2020 of $21.2 million consisted of the following:

•
$41.1 million net loss before non-controlling interest
•
$8.9 million net add-back of non-cash income statement items
•
$10.4 million net change in operating assets and liabilities

Included in the non-cash items were $17.1 million for share-based compensation, $13.9 million gain on an earnout, $5.4 million gain for change in fair value of financial liability, and $6.2 million gain on deconsolidation of two Harvest entities.

Investing activities

Net cash used by investing activities for the six months ended June 30, 2021 was $5.5 million, compared to net cash used in investing activities for the six months ended June 30, 2020 of $30.6 million. The decrease of $25.1 million in cash provided was primarily due to proceeds of $22.3 million from the sale leaseback transaction during six months ended June 30, 2021, see Note 7 of our condensed consolidated financial statements in Item 1 for additional information, and $14.4 million in cash payments for business acquisitions during the six months ended June 30, 2020.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2021 and 2020 was $11.2 million and $91.3 million, respectively. The decrease of $79.6 million was primarily due to a decrease in proceeds from issuances of equity and proceeds received from non-convertible notes payable issued compared to prior year, partially offset by proceeds received from the exercise of warrants. During the six months ended June 30, 2021, there were proceeds from the exercise of warrants of $10.3 million. During the six months ended June 30, 2020, the Company raised additional funds from debt and equity financing transaction by issuing an aggregate of $20.1 million of debt in January 2020 and $59.0 million of Multiple Voting Shares on March 11, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2021, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Transactions with Related Parties

See Note 18 of our condensed consolidated financial statements in Item 1 for detail of our transactions with related parties.

Recently Issued Accounting Pronouncements

See Note 3 of our condensed consolidated financial statements in Item 1 for the impact of recently issued accounting pronouncements on the Company’s condensed consolidated financial statements.

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

Credit Risk

Credit risk is the risk of a potential loss to us if a customer or third party to a financial instrument fails to meet its contractual obligations. The maximum credit exposure at June 30, 2021 is the carrying amount of cash and cash equivalents. We do not have significant credit risk with respect to our customers. All cash and cash equivalents are placed with major U.S. financial institutions.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors below should be read carefully in conjunction with those risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Litigation filed against Harvest could prevent or delay the completion of the Arrangement or result in the payment of damages following completion of the Arrangement.

Harvest and its Board of Directors currently are and may in the future be parties, among others, to various litigation related to the Arrangement, including shareholder actions. Six lawsuits have been filed against Harvest and its Board of Directors in federal court with respect to the Arrangement: Oppen v. Harvest Health et al., C.A. No. 21-02048 (D. Col.); Stout v. Harvest Health et al., C.A. No. 21-06398 (S.D.N.Y.); Jenkins v. Harvest Health et al., C.A. No. 21-02045 (D. Col.); Coffman v. Harvest Health et al., C.A. No. 21-02026 (D. Col.); Wean v. Harvest Health et al., C.A. No. 21-06435 (S.D.N.Y.); and Finger v. Harvest Health et al., C.A No. 21-02086 (D. Col.). Each lawsuit asserts claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder, and alleges that the Proxy omits and/or misrepresents material information concerning: (i) Harvest’s and Trulieve’s financial projections; (ii) the financial analyses performed by Harvest’s  financial advisors, Moelis & Company LLC and Haywood Securities Inc. (“Haywood”), in connection with their fairness opinions; (iii) information regarding the nature of Haywood’s arrangement; and (iv) the sales process leading up to the proposed Arrangement. The lawsuits generally sought, among other things, an injunction of the shareholder vote that took place on August 11, 2021 at which Harvest shareholders voted on a proposal to approve the Arrangement, rescission of the Arrangement if it is approved by Harvest’s shareholders, and damages.

While Harvest believes that the disclosures set forth in the Proxy comply fully with applicable law, and vigorously denies any wrongdoing or liability with respect to the allegations and claims asserted, or which could have been asserted, in the lawsuits, to resolve the purported shareholders’ claims and moot the disclosure claims, to avoid nuisance, potential expense, and delay, and to provide additional information to Harvest’s shareholders, Harvest determined to voluntarily supplement the Proxy with certain additional disclosures, such additional disclosures being made by Harvest in its Current Report on Form 8-K filed with the SEC on August 6, 2021.

The results of complex legal proceedings are difficult to predict and could delay or prevent the Arrangement from becoming effective in a timely manner. Moreover, the pending litigation and any future additional litigation could be time consuming and expensive, could divert Harvest’s management’s attention away from its regular business, and, if any one of these lawsuits is adversely resolved against Harvest, could have a material adverse effect on Harvest’s financial condition or the condition of the combined company. Further, if a settlement or other resolution is not reached in the lawsuits referenced above or other lawsuits challenging the Arrangement and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting Harvest’s ability to complete the Arrangement on the terms contemplated by the Arrangement Agreement, then the Arrangement may not become effective in a timely manner or at all.

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

The transaction consideration is determined based upon a fixed exchange ratio, which will only be adjusted upon the occurrence of certain permitted Harvest debt refinancings. Additionally, the fluctuation in Trulieve’s stock price may impact the value of the Arrangement to Harvest’s securityholders.

The transaction consideration to be received by Harvest securityholders is fixed based upon an agreed upon exchange ratio set forth in the Arrangement Agreement. The exchange ratio is subject to downward adjustment upon the occurrence of certain permitted debt refinancings by Harvest, and in the event the exchange ratio is adjusted, the Harvest securityholders may receive less equity in Trulieve than they may receive under the exchange ratio initially set forth in the Arrangement Agreement, resulting in Harvest security holders holding less equity in Trulieve upon the effective time of the Arrangement.

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

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES

On June 29, 2021, 1,181 Multiple Voting Shares were issued to a former owner of a private company in exchange for shares of Class B Common Stock of Banyan Acquisition Corp., our wholly owned subsidiary, for a price of $488 per share.

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
2.1 3.1

Arrangement Agreement, by and between Trulieve Cannabis Corp. and Harvest Health & Recreation, Inc., dated as of May 10, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 12, 2021)

Amended and Restated Articles of Harvest Health & Recreation Inc. adopted as of September 11, 2020.(incorporated by reference to Exhibit 3.1 to the Company’s Form 10, filed with the SEC on November 5, 2020 (File No. 000-56224)

4.1

Coattail Agreement, dated November 14, 2018, by and among Karma Capital, LLC, Razor Investments, LLC, Harvest Health & Recreation Inc. and Odyssey Trust Company. (incorporated by reference to Exhibit 4.1 to the Company’s Form 10, filed with the SEC on November 5, 2020 (File No. 000-56224)

4.2

Form of 7% Unsecured Convertible Debenture, dated May 10, 2019, by Harvest Health & Recreation Inc. in favor of the Lenders thereto. (incorporated by reference to Exhibit 4.2 to the Company’s Form 10, filed with the SEC on November 5, 2020 (File No. 000-56224)

4.3

Form of Warrant to Purchase Subordinate Voting Shares of Harvest Health & Recreation Inc., dated May 10, 2019, issued to Purchasers of 7% Unsecured Convertible Debentures. (incorporated by reference to Exhibit 4.3 to the Company’s Form 10, filed with the SEC on November 5, 2020 (File No. 000-56224)

4.4

Warrant Indenture, dated as of December 20, 2019, between Harvest Health & Recreation Inc. and Odyssey Trust Company. (incorporated by reference to Exhibit 4.4 to the Company’s Form 10, filed with the SEC on November 5, 2020 (File No. 000-56224)

4.5

Trust Indenture, dated as of December 20, 2019, between Harvest Health & Recreation Inc. and Odyssey Trust Company related to 9.25% Senior Secured Notes due December 19, 2022 and 15% Senior Secured Notes due December 19, 2022.

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

4.8*	Supplemental Warrant Indenture to Warrant Indenture dated December 20, 2019, by and between Harvest Health & Recreation Inc. and Odyssey Trust Company, dated June 30, 2021
4.9*	Amendment to Warrant Certificate dated May 10, 2019, by and between Harvest Health & Recreation Inc. and 1235 Fund, LP, dated June 30, 2021, issued to Purchaser of 7% Unsecured Convertible Debentures
4.10*	Supplemental Warrant Indenture to Warrant Indenture dated October 28, 2020, by and between Harvest Health & Recreation Inc. and Odyssey Trust Company, dated June 30, 2021
10.1	Form of Voting Support and Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2021)
10.2	Form of Voting Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 12, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*               Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARVEST HEALTH & RECREATION, INC.

Date: August 13, 2021	By:	/s/ Steven M. White
Steven M. White
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Deborah K. Keeley
Deborah K. Keeley
Chief Financial Officer